Form 10QSB
period 2001-03-31
NORTH PACIFIC CAPITAL CORP
filed 2001-05-23
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM             TO
                           -----------    ----------

                        COMMISSION FILE NUMBER: 000-31909

                           NORTH PACIFIC CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                88-0473897
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

              #280-815 West Hastings Street, Vancouver, BC, V6E 2E9
                    (Address of principal executive offices)

                                 (604) 608-2700
                           (Issuer's telephone number)

                                       N/A
    (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [x]    No

As of March 31, 2001, the Registrant had 20,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                TABLE OF CONTENTS

PART I -    FINANCIAL INFORMATION                                          PAGE

ITEM 1.     FINANCIAL STATEMENTS

            BALANCE SHEET AS OF MARCH 31, 2001                                3

            INTERIM STATEMENTS OF OPERATIONS FOR
            THE THREE MONTHS ENDED MARCH 31, 2001                             4

            INTERIM STATEMENT OF STOCKHOLDERS'
            EQUITY FOR THE PERIOD FROM JUNE 26, 2000
            (INCEPTION) TO MARCH 31, 2001                                     4

            STATEMENTS OF CASH FLOWS FOR THE THREE
            MONTHS ENDED MARCH 31, 2001                                       5

            NOTES TO FINANCIAL STATEMENTS                                     6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7

PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                 8

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                         8

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                           8

ITEM 5.     OTHER INFORMATION                                                 9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURE

PART I. -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                            March 31, 2001     December 31, 2000
================================================================================
                                             (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                   $          216        $         428
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                       $          856        $         856
     Due to related parties (Note 3)                 3,832                3,832
--------------------------------------------------------------------------------

                                                     4,688                4,688
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock
        Common stock, $0.001 par value,
         100,000,000 shares authorized
         20,000 issued and outstanding                  20                   20
     Deficit accumulated during
        development stage                           (4,492)              (4,280)
--------------------------------------------------------------------------------

                                                    (4,472)              (4,260)
--------------------------------------------------------------------------------

                                            $          216        $         428
================================================================================

      The accompanying notes are an integral part of these interim financial statements

                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS



                                                                  June 26, 2000
                                                Three months     (inception) to
                                                ended March          March 31,
                                                 31, 2001              2001
================================================================================
                                                (Unaudited)

GENERAL AND ADMINISTRATIVE EXPENSES

     Office and general                     $           62        $       1,209
     Professional fees                                 150                3,283
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                     $          212        $       4,492
================================================================================

BASIC NET LOSS PER SHARE                    $         0.01
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          20,000
================================================================================

      The accompanying notes are an integral part of these interim financial statements

                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS


                                                                  June 26, 2000
                                                Three months     (inception) to
                                                ended March          March 31,
                                                 31, 2001              2001
================================================================================
                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                $         (212)       $      (4,492)
     Adjusted for item not involving cash:
       Changes in accounts payable                    -                     856
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES              (212)              (3,636)


CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from directors                          -                   3,832
     Proceeds on sale of common stock                 -                      20
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES              -                   3,852
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                           (212)                 215

CASH, BEGINNING OF PERIOD                              428                 -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                         $          216        $         215
================================================================================


      The accompanying notes are an integral part of these interim financial statements

                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001
================================================================================
                                   (Unaudited)


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

NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------

Certain directors have provided cash loans totalling $3,832 at March 31, 2001. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.
----------------------

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

For the quarter ended March 31, 2001 the Company incurred general and administrative expenses of $212 of which $150 represented professional fees. For the comparative period from June 26, 2000 (inception) to March 31, 2001 the Company incurred general and administrative expenses of $4,492.

For the quarter ended March 31, 2001 the Company had a net loss of $212 or $0.01 cents per share. For the period of November 1, 2000 (inception) to March 31, 2001 the Company had a net loss of $4,492.

Liquidity and Capital Resources.
--------------------------------

During the quarter ended March 31, 2001, the Company used $212 in cash from operating activities. As at March 31, 2001 the Company had $216 cash in the bank and in trust accounts.

The Company does not currently engage in any business activities that provide any cash flows. The Company is dependant on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

PART II. -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has had no changes in securities and use of proceeds.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended March 31, 2001.

(b)     Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTH PACIFIC CAPITAL CORP.

Dated May 23, 2001                         By:  /s/ Richard Silas
                                           Richard Silas, President and Director

                                  EXHIBIT INDEX

Number               Exhibit Description

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 1 of the Registration Statement on Form 10-SB filed on November 6, 2000)

3.2 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 2 of the Registration Statement on Form 10-SB filed on November 6, 2000).

3.3 Articles (incorporated by reference to Exhibit 3 of the Form 10-SB filed on November 6, 2000)