Form 10QSB
period 2001-06-30
NORTH PACIFIC CAPITAL CORP
filed 2001-09-13
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                      COMMISSION FILE NUMBER: 000-31909

                          NORTH PACIFIC CAPITAL CORP.
     (Exact name of small business issuer as specified in its charter)

             NEVADA                                               88-0473897
(State or other jurisdiction of incorporation or             (IRS Employer
           organization)                                    Identification No.)

           #280-815 West Hastings Street, Vancouver, BC, V6C 1B4
                 (Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of June 30, 2001, the Registrant had 1,350,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                                  TABLE OF CONTENTS
                                                                            PAGE

PART I -   FINANCIAL INFORMATION                                               3
ITEM 1.    FINANCIAL STATEMENTS                                                3

           BALANCE SHEET AS OF JUNE 30, 2001                                   3

           INTERIM STATEMENTS OF OPERATIONS FOR
           THE SIX MONTHS ENDED JUNE 30, 2001                                  4

           INTERIM STATEMENT OF STOCKHOLDERS'
           EQUITY FOR THE PERIOD FROM JUNE 26, 2000
           (INCEPTION) TO JUNE 30, 2001                                        4

           STATEMENTS OF CASH FLOWS FOR THE SIX
           MONTHS ENDED JUNE 30, 2001                                          5

           NOTES TO FINANCIAL STATEMENTS                                       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7

PART II -  OTHER INFORMATION                                                   8

ITEM 1.    LEGAL PROCEEDINGS                                                   8

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                           8

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                             8

ITEM 5.    OTHER INFORMATION                                                   8

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                    8

SIGNATURE

PART I. -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                             NORTH PACIFIC CAPITAL CORP.
                            (A Development Stage Company)

                                    BALANCE SHEETS


                                               June 30, 2001   December 31, 2000
================================================================================
                                                (Unaudited)

                                         ASSETS

CURRENT ASSETS
   Cash                                        $         70      $          428
================================================================================


               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable                            $       856       $          856
   Due to related parties (Note 3)                   3,819                3,832
--------------------------------------------------------------------------------
                                                     4,675                4,688
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock
    Common stock, $0.00001 par value,
     100,000,000 shares authorized
    1,350,000 (2000 - 20,000) issued
      and outstanding                                   14                    1
    Additional paid in capital                          19                   19
    Deficit accumulated during development
       stage                                        (4,638)              (4,280)
--------------------------------------------------------------------------------
                                                    (4,605)              (4,260)
--------------------------------------------------------------------------------
                                               $        70       $          428
================================================================================


CONTINGENCY (Note 1)


   The accompanying notes are an integral part of these interim financial statements

                             NORTH PACIFIC CAPITAL CORP.
                            (A Development Stage Company)

                          INTERIM STATEMENTS OF OPERATIONS


                                                                        June 26,
                                    Three months       Six months           2000
                                  ended June 30,       ended June    (inception)
                                           2001         30, 2001     to June 30,
                                                                            2001
================================================================================
                                                       (Unaudited)

GENERAL AND ADMINISTRATIVE
EXPENSES

   Office and general            $      146       $       208      $      1,355
   Professional fees                   -                  150             3,283
--------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD          $      146       $       358      $      4,638
================================================================================

BASIC NET LOSS PER SHARE         $   0.0002       $     0.001
================================================================================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                        647,692           335,580
================================================================================




      The accompanying notes are an integral part of these interim financial statements

                             NORTH PACIFIC CAPITAL CORP.
                            (A Development Stage Company)

                          INTERIM STATEMENTS OF CASH FLOWS



                                                  Six months        June 26,
                                                  ended June          2000
                                                   30, 2001      (inception) to
                                                                    June 30,
                                                                      2001
================================================================================
                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                     $      (358)      $       (4,638)
   Adjusted for item not involving cash:
     Changes in accounts payable                      -                     856
--------------------------------------------------------------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES           (358)              (3,782)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from (to) directors                        (13)               3,819
   Proceeds on sale of common stock                     13                   33
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES              -                   3,852
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                           (358)                  70

CASH, BEGINNING OF PERIOD                              428                 -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                            $        70       $           70
================================================================================

       The accompanying notes are an integral part of these interim financial statements

                             NORTH PACIFIC CAPITAL CORP.
                            (A Development Stage Company)


                        NOTES TO INTERIM FINANCIAL STATEMENTS

                                     JUNE 30, 2001
================================================================================
                                      (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated on June 26, 2000 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture and to fund future operations. Refer to
Note 5.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the period ended June 30, 2001 the Company issued 1,330,000 shares of common stock at a price of $.00001 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain directors have provided cash loans totalling $3,819 at June 30, 2001. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

The Company entered into a purchase and sale agreement dated July 2, 2001 whereby the Company purchased 100% of the issued and outstanding shares of SchoolWeb Systems Inc. ("SchoolWeb") in exchange for 12,343,000 shares of the Company. As a result of this transaction, the former shareholders of SchoolWeb own 90.1% of the issued and outstanding shares of the Company.


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

For the quarter ended June 30, 2001 the Company incurred general and administrative expenses of $358 of which $150 represented professional fees. For the comparative period from June 26, 2000 (inception) to June 30, 2001 the Company incurred general and administrative expenses of $4,638.

For the three months ended June 30, 2001 the Company had a net loss of $146 or $0.0002 per share. For the six months ended June 30, 2001 the Company had a net loss of $358 or $0.001 per share.

Liquidity and Capital Resources.
--------------------------------

During the six months ended June 30, 2001, the Company used $358 in cash from operating activities. As at June 30, 2001 the Company had no cash in the bank and in trust accounts.

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

None.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended June 30, 2001.

(b)   Exhibits. Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTH PACIFIC CAPITAL CORP.

Dated September 7, 2001                    By: /s/ Richard Silas
                                           Richard Silas, President and Director

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