Form 10QSB
period 2001-09-30
NORTH PACIFIC CAPITAL CORP
filed 2001-12-21
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO ______________________

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

                                  (604) 608-2540
                           (Issuer's telephone number)

                                        N/A
   (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of September 30, 2001, the Registrant had 14,293,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                                 TABLE OF CONTENTS

                                                                            PAGE

PART I -   FINANCIAL INFORMATION                                               2

ITEM 1.    FINANCIAL STATEMENTS                                                2

           BALANCE SHEET AS OF SEPTEMBER 30, 2001                              3

           INTERIM CONSOLIDATED STATEMENTS OF
           OPERATIONS FOR NINE MONTHS AND
           THREE MONTHS ENDED SEPTEMBER 30, 2001                               4

           INTERIM CONSOLIDATED STATEMENTS OF
           CASH FLOWS FOR NINE MONTHS ENDED
           SEPTEMBER 30, 2001                                                  5

           NOTES TO INTERIM CONSOLIDATED
           FINANCIAL STATEMENTS                                          6 to 11

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      12

PART II -  OTHER INFORMATION                                                  12

ITEM 1.    LEGAL PROCEEDINGS                                                  12

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                          12

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    12

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12

ITEM 5.    OTHER INFORMATION                                                  12

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   12

SIGNATURE

PART I. -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2001

                                    (Unaudited)






CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                       INTERIM CONSOLIDATED BALANCE SHEET

                                 (Unaudited)

                                             September 30, 2001   June 30, 2001
================================================================================
                                                                     (Note 1)

                                    ASSETS

CURRENT ASSETS
   Cash                                             $        343   $     53,113
   Prepaid expenses                                        3,758           -
--------------------------------------------------------------------------------
                                                           4,101         53,113

LICENSE RIGHTS (Note 4)                                   22,500         27,000
CAPITAL ASSETS, net of amortization                        3,850          4,000
--------------------------------------------------------------------------------

                                                    $     33,451   $     84,113
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $     19,883   $     14,395
   License agreement payable                                -             5,000
   Due to related parties (Note 6)                        19,396         20,985
--------------------------------------------------------------------------------

                                                          39,279         40,380
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 5)
    Common stock, $0.00001 par value, 100,000,000
    shares authorized 14,293,000 ( June 30 -
    12,343,000) issued and outstanding                       143         12,343
   Additional paid-in capital                            160,056        140,760
   Comprehensive loss                                       (706)          -
   Deficit accumulated during development stage         (165,321)      (109,370)
--------------------------------------------------------------------------------

                                                          (5,828)        43,733
--------------------------------------------------------------------------------

                                                    $     33,451   $     84,113
================================================================================

     The accompanying notes are an integral part of these unaudited interim consolidated financial statements

                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                    (Unaudited)

                                                                                       October 13,
                                                Three months        Nine months           2000
                                                   ended              ended          (inception) to
                                                September 30,      September 30,      September 30,
                                                   2001               2001                2001
====================================================================================================
                                                                                    (note 1)
EXPENSES
   Amortization                                 $      1,650       $      4,650       $      4,650
   License fees                                       30,000             90,000             90,000
   Office and general                                  3,689             28,522             28,522
   Marketing                                          12,162             26,538             26,538
   Professional fees                                   8,450             15,611             15,611
----------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                         $    (55,951)      $   (165,321)      $   (165,321)
====================================================================================================

BASIC NET LOSS PER SHARE                        $     (0.004)      $     (0.013)
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        12,762,022         12,484,208
================================================================================

    The accompanying notes are an integral part of these unaudited interim consolidated financial statements

                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                                October 13, 2000
                                                Nine months      (inception) to
                                               ended September     September 30,
                                                  30, 2001              2001
================================================================================
                                                                      (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                    $    (165,321)     $    (165,321)
    Adjusted for item not involving cash:
      Amortization                                     4,650              4,650
      Changes in prepaid expenses                     (3,758)            (3,758)
      Changes in accounts payable                     15,743             15,743
--------------------------------------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES         (148,686)          (148,686)
--------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related parties                      15,558             15,558
   Proceeds on sale of common stock                  138,103            138,103
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES             153,661            153,661
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of capital assets                      (4,000)            (4,000)
   Cash acquired on reverse acquisition
      of SchoolWeb (Note 3)                               74                 74
--------------------------------------------------------------------------------

                                                      (3,926)            (3,926)
--------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (706)              (706)
--------------------------------------------------------------------------------

INCREASE IN CASH                                         343                343

CASH, BEGINNING OF PERIOD                               -                  -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                            $         343      $         343
================================================================================



OTHER NON-CASH TRANSACTION:
During the period the Company issued a total of 3,000,000 common shares for a license agreement at $.01 per share. (Note 4)


   The accompanying notes are an integral part of these interim consolidated financial statements

                           NORTH PACIFIC CAPITAL CORP.
                          (A Development Stage Company)

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2001
================================================================================
                                (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

North Pacific Capital Corp. ("North Pacific" or the "Company") was incorporated on June 26, 2000 in the State of Nevada and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business.

By agreement dated July 2, 2001 and completed September 10, 2001, North Pacific issued 12,343,000 shares of restricted common stock to the shareholders of SchoolWeb Systems Inc. ("SchoolWeb"), a development stage company incorporated October 13, 2000 in the State of Nevada, in exchange for all of the issued and outstanding shares of SchoolWeb. Effective July 3, 2001 SchoolWeb changed its name to SchoolWeb Holdings Inc.

   The acquisition has been accounted for as a reverse merger with SchoolWeb being treated as the accounting parent and North Pacific, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SchoolWeb for all periods shown and those of the North Pacific since the date of the reverse merger. The results of SchoolWeb are from its inception, October 13, 2000 and include the results of its wholly-owned subsidiary, SchoolWeb Systems (Canada) Ltd. a company incorporated April 17, 2001 in the Province of British Columbia. The comparative balance sheet as at June 30, 2001 is that of SchoolWeb. Refer to
Note 3.

SchoolWeb, through a License Agreement dated January 1, 2001, will distribute, market, sell and license in the United States and Canada, certain proprietary software and hardware systems technology known as "SchoolWeb" used for caching Internet and multimedia files on special servers (refer to Note 4).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and further losses are anticipated before the Company reaches a commercial stage raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

In addition, these interim consolidated financial statements should be read in conjunction with the Company's filing on Form 8-K dated December 17, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SchoolWeb Holdings Inc. and SchoolWeb Systems (Canada) Ltd. which have been accounted for as a reverse acquisition. All significant intercompany transactions and account balances have been eliminated.

NORTH PACIFIC CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

License Rights
The Company amortizes the cost of acquiring license rights on a straight-line basis over the term of the license.

Fixed Assets
Fixed assets are recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

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

Stock-Based Compensation
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

NORTH PACIFIC CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which requires that goodwill not be amortized. SFAS requires that the Company review goodwill at least annually to determine if an impairment has occurred and if so that goodwill should be reduced accordingly. The Company has determined that the implementation of this standard will not have any impact on its financial statements.

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.


NOTE 3 - ACQUISITION OF SCHOOLWEB
--------------------------------------------------------------------------------

By agreement dated July 2, 2001 and completed September 10, 2001, North Pacific acquired 100 % of the issued and outstanding shares of SchoolWeb in exchange for 12,343,000 shares of restricted common stock of North Pacific. At the time of this transaction, the former shareholders of SchoolWeb acquired 90.1% of the 13,693,000 total issued and outstanding shares of North Pacific.

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with SchoolWeb being treated as the accounting parent (acquirer) and North Pacific being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated North Pacific on acquisition of SchoolWeb is equal to the book value of the capital stock of SchoolWeb plus the book value of the net assets of North Pacific as at the date of the acquisition.

The book value of North Pacific's capital stock subsequent to the acquisition is calculated and allocated as follows:


        SchoolWeb capital stock                                $   153,103
        North Pacific net assets (liabilities)                      (7,904)
                                                               -----------
                                                               $   145,199
                                                               ===========

        Capital stock                                          $       137
        Additional paid-in capital                                 145,062
                                                               -----------
                                                               $   145,199
                                                               ===========

NORTH PACIFIC CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)


NOTE 3 - ACQUISITION OF SCHOOLWEB (cont'd)
--------------------------------------------------------------------------------

These consolidated financial statements include the results of operations of SchoolWeb since October 13, 2000 (inception) and the results of operations of North Pacific since the date of the reverse acquisition on September 10, 2001. North Pacific had no material operations for the period from July 1, 2001 to September 10, 2001.

For the period from October 13, 2000 (inception) to September 10, 2001 the weighted average number of common shares outstanding is deemed to be 12,343,000 being the number of shares issued by North Pacific in connection with the acquisition of SchoolWeb.


NOTE 4 - LICENSE AGREEMENT
--------------------------------------------------------------------------------

By agreement dated January 1, 2001, SchoolWeb entered into an agreement with Advanced Interactive Inc. ("AII") and Advanced Interactive (Canada) Inc. ("AIC") whereby SchoolWeb acquired exclusive and non-exclusive rights and licenses to commercialise, distribute and market SchoolWeb related licensed technology, products and services in the United States and Canada for a period of five years. SchoolWeb must pay $10,000 per month in the first year, $20,000 per month in year two, increasing by $8,000 per month in each of the subsequent years to a maximum of $84,000 less royalty amounts otherwise payable equal to 40% of net revenue received (minimum $1,000 per month). In addition SchoolWeb issued 2,500,000 shares on June 29, 2001 valued at $.01 per share or $25,000.

Effective September 10, 2001 SchoolWeb, AII and AIC amended the original agreement such that AI and AIC would receive an additional 500,000 shares valued at $5,000 which was recorded as a License Agreement Payable by SchoolWeb as at June 30, 2001.

Also effective September 10, 2001, North Pacific issued 250,000 of its restricted common shares to each of AII and AIC in settlement of the $5,000 License Agreement Payable on behalf of the SchoolWeb.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the quarter ended September 30, 2001, changes in share capital were as follows:

                                                        Additional
                                  Number     Amount   Paid-in Capital   Total
                              --------------------------------------------------
    Balance June 30, 2001
     As previously reported
      by North Pacific          1,350,000   $      14   $       19   $       33

    Issued to effect
     acquisition of SchoolWeb  12,343,000         123       (8,027)      (7,904)

    Reverse acquisition
     adjustment to capital
     stock                           -           -         153,070      153,070
                              --------------------------------------------------
                               13,693,000         137      145,062      145,199

    Issued on settlement
      of License Agreement
      Payable                     500,000           5        4,995        5,000

    Issued for cash at $0.10
      per share                   100,000           1        9,999       10,000
                              --------------------------------------------------
    Balance, September 30,
      2001                     14,293,000   $     143   $  160,056   $  160,199
                              ==================================================

To September 30, 2001, the Company has not granted any stock options and has not recorded any stock-based compensation.

NORTH PACIFIC CAPITAL CORP.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain directors have provided cash loans totalling $19,396 at September 30, 2001. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.


NOTE 7 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to September 30, 2001 the Company received subscriptions towards the issuance of shares of common stock as follows:

       Subscriptions for 50,000 shares at $0.10 per share        $    5,000
       Subscriptions for 15,000 shares at $0.15 per share             2,250
       Subscriptions for 275,000 shares at $0.20 per share           55,000
                                                                 ----------
                                                                 $   62,250
                                                                 ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.
----------------------

Since incorporation on June 26, 2000, in the state of Nevada, until acquisition of SchoolWeb on September 10, 2001, the Company had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity

On November 6, 2000 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company is subject to the regulations governing reporting issuers in the United States.

On September 10, 2001 the Company closed its acquisition of SchoolWeb Systems Inc., a Nevada company ("SchoolWeb") which commenced operations on October 13, 2000 under the terms of a share purchase agreement with all of the shareholders of SchoolWeb (the "SchoolWeb Agreement").

The terms of the SchoolWeb Agreement called for the Company to issue a total of 12,343,000 shares of its common stock in exchange for (on a one-for-one basis) all of the issued and outstanding shares of SchoolWeb. SchoolWeb has the rights, through a license agreement with third parties (the "License Agreement") to market, sell and distribute a software and hardware system (the "SchoolWeb System") which provides technology used in educational institutions for caching Internet and multimedia files on special servers.

For the quarter ended September 30, 2001 the Company incurred general and administrative expenses of $3,689 of office and general expenses, paid license fees under the License Agreement of $30,000, paid professional fees of $8,450 and incurred $12,162 in marketing expenses.

For the three months ended September 30, 2001 the Company had a net loss of $55,951 or $0.004 per share. For the nine months ended September 30, 2001 the Company had a net loss of $165,321 or $0.013 per share.

Liquidity and Capital Resources.
--------------------------------

As of September 30, 2001, the Company had $343 in its bank account and no funds held for it in trust. A total of $3,758 in expenses had been prepaid.

During the three months ended September 30, 2001, the Company had a net loss for the period of $55,951 and a net loss of $165,321 for the nine months ended September 30, 2001 as a result of its operating activities. To September 30, 2001, the Company had realized $138,103 on sales proceeds from sales of its common stock.

The Company's business has not, to date, provided any cash flows from sales of its SchoolWeb System although the Company hopes, with the completion of test phases of the SchoolWeb System in a number of schools between December 2001 and April 2002, to begin generating revenue from the sales of the SchoolWeb System in the first quarter of 2002. In addition, the Company must make significant and material monthly payments under the terms of the License Agreement under which it licenses much of the intellectual property comprising the SchoolWeb System.

As a result of these factors, the Company's continued survival is dependant on raising capital or receiving advances from related parties in order to meet the costs associated with marketing and distributing the SchoolWeb System and to meet ongoing working capital costs. No representation is made or can be made that the Company will have the ability to raise further capital or expand its marketing and distribution activities to generate sales of the SchoolWeb System.

PART II. -   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company had 1,350,000 shares of its common stock outstanding as of the last quarterly report dated June 30, 2001. As a result of closing the acquisition of SchoolWeb, the Company had 14,293,000 shares of its common stock outstanding as of September 30, 2001.

The Company, as a result of the acquisition of SchoolWeb, has changed the focus of its use of working capital from identifying potential businesses and acquisitions to funding the business of SchoolWeb.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant has filed a report on Form 8-K regarding its reverse acquisition of SchoolWeb Systems Inc. on September 10, 2001.

(b)   Exhibits. Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH PACIFIC CAPITAL CORP.

Dated December 21, 2001           By: /s/ Griffin Jones
                                  Griffin Jones, President and Director

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