Form 10KSB
period 2001-12-31
SCHOOLWEB SYSTEMS INC
filed 2002-04-22
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO _________________________

                         COMMISSION FILE NUMBER: 000-31909

                              SCHOOLWEB SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

              Nevada                                   88-0473897
(State or jurisdiction of incorporation             (I.R.S. Employer
          or organization)                         Identification No.)

#280-815 West Hastings Street, Vancouver, British Columbia        V6C 1B4
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:   (604) 608-2540

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant had no revenues for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2001: Common Stock, par value $0.00001 per share -- $147. As of December 31, 2001, the Registrant had 14,733,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I                                                                      PAGE

ITEM 1.   BUSINESS                                                             3

ITEM 2.   PROPERTIES                                                           5

ITEM 3.   LEGAL PROCEEDINGS                                                    5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  6

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                                  6

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                            7

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                             8

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   8

ITEM 10.  EXECUTIVE COMPENSATION                                               9

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       9

PART IV.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K   9

SIGNATURES

PART I.

ITEM 1.   BUSINESS.

                               HISTORY AND ORGANIZATION

   SchoolWeb Systems Inc. (the "Registrant"), was organized under the laws of the State of Nevada on June 26, 2000 under the name North Pacific Capital Corp. On June 26, 2000 the Registrant increased its authorized share capital from 20,000 shares with no par value to 100,000,000 shares with a par value of $0.00001. On December 20, 2001 the Registrant received shareholder approval to change its name from North Pacific Capital Corp. to its present name "SchoolWeb Systems Inc.".

SchoolWeb Holdings Inc., the wholly owned subsidiary of the Registrant, was incorporated in the State of Nevada on October 13, 2000 under the name of Alternet Systems, Inc. On January 1, 2001 it entered into a software license agreement (the "License Agreement") with Advanced Interactive Inc. and its subsidiary, Advanced Interactive (Canada) Inc. (collectively, "AII"). On July
3, 2001 the company's name was changed to "SchoolWeb Holdings Inc.", its present name.

On July 2, 2001, the Registrant entered into an agreement (the "Share Exchange Agreement") to purchase all of the 12,343,000 outstanding shares of common stock of SchoolWeb Holdings Inc. in exchange for 12,343,000 shares of common stock of the Registrant, in a transaction in which the Registrant was the surviving corporation. The 12,343,000 shares of common stock represented approximately
86% of the issued and outstanding shares of common stock as of September 30, 2001.

The Share Exchange Agreement was adopted by the unanimous consent of the Board of Directors of the Registrant on July 2, 2001 and approved by the unanimous consent (evidenced by their signatures on the Share Exchange Agreement) of the stockholders of Registrant. The Share Exchange Agreement was amended on September 10, 2001 by a settlement agreement (the "Settlement Agreement") such that an additional 500,0000 shares of common stock of the Registrant were to be issued (for a total of 12,843,000 shares of common stock). The 12,843,000 shares of common stock were issued ending on September 10, 2001.

Under the terms of the Share Exchange Agreement, AII, which had licenced software to SchoolWeb under the terms of a software license agreement (the "License Agreement") dated January 1, 2001 as amended June 29, 2001 and September 10, 2001, acquired a total of 3,000,000 shares of common stock upon closing of the Share Exchange Agreement.

Of the 3,000,000 shares of common stock issued to AII, 1,500,000 are held by Advanced Interactive Inc. and 1,500,000 are held by its subsidiary, Advanced Interactive Canada Inc. This represents approximately 20% of the issued and outstanding shares of common stock.

As a result of the closing of the Share Exchange Agreement, Mr. Michael Dearden and Mr. Griffin Jones, who were concurrently appointed as Directors, acquired 17.85% and 17.84% of the issued and outstanding shares of common stock respectively.

A copy of the Share Exchange Agreement was filed as an exhibit to the report on Form 8-K dated September 10, 2001 and is incorporated in its entirety herein. A copy of the License Agreement dated January 1, 2001 and amendment dated June 29, 2001 and the Settlement Agreement dated September 10, 2001 are filed as exhibits to the report on Form 8-K dated September 10, 2001 and are incorporated in their entirety herein.

Michael Dearden, Greg Protti, Patrick Fitzsimmons, Brandon Douglas, Griffin Jones and Karim Lakhani, the management of SchoolWeb Holdings Inc. were appointed to the board of directors of the Registrant when the Registrant purchased SchoolWeb Holdings Inc. Richard Silas resigned as director and officer of the Registrant concurrently with the closing of the SchoolWeb Holdings Inc. acquisition.

                           DESCRIPTION OF BUSINESS

The primary asset of SchoolWeb Holdings Inc. is the License Agreement between SchoolWeb Holdings Inc. and AII.

In 1999, AII was awarded a $650,000 contract to provide a low cost, distance-learning Internet access system for an initial pilot of 20 British Columbia, Canada schools. The contract was awarded to AII by the Government of British Columbia (one of Canada's 10 provinces). In completing this contract, AII developed the broadcast caching software systems known as "SchoolWeb" and "OfficeServer" for caching Internet and multimedia files on caching servers (the "Licensed Technology").

SchoolWeb Holdings Inc., which at the time was named Alternet Systems Inc., wished to acquire the rights to distribute, market, sell and license the Licensed Technology in the United States and Canada.

The License Agreement grants SchoolWeb Holdings Inc., for a term of five (5) years renewable at SchoolWeb's discretion for an additional five (5) years, the exclusive right to distribute, market, sell and sub-license the Licensed Technology in the US and Canada for educational related purposes and grants SchoolWeb Holdings Inc., for a period of five (5) years renewable for an additional five (5) years, the non-exclusive worldwide right to distribute, market, sell and license the "OfficeServer" portion of the Licensed Technology. Under the terms of the License Agreement, SchoolWeb Holdings Inc. must pay to AII the sum of $10,000 per month in year one, $20,000 per month in year two and increased payments in subsequent years. AII also receives a royalty of 40% on net revenue realized from SchoolWeb Holding Inc.'s sales of the Licensed Technology which, after the first three years of the License Agreement, is subtracted from the amount of the specified monthly payment.

The SchoolWeb software is the first Internet access system developed specifically for schools. The SchoolWeb system delivers up to ten times more user capacity than a telecom line system of equivalent cost and provides students with e-mail and website hosting capabilities.

Each basic SchoolWeb "system" or software / hardware package is comprised of the SchoolWeb Librarian software, Linux Operating System, a network server, redundant file system, software configuration, uninterruptible power supply, satellite or cable port, SchoolWeb user license, 24 hour technical support (provided by AII through the License Agreement), On-site installation and training (provided by resellers and distributors), system maintenance and 5X9 on-site warranty.

SchoolWeb is presently installed in 34 schools in the United States (State of Hawaii) and Canada (Province of British Columbia).

In British Columbia, where the first SchoolWeb systems were installed, 19 schools presently have the SchoolWeb system. The SchoolWeb systems were installed on a 12 to 18 month test basis and results of this test have been positive according to the British Columbia Ministry of Education in its September 2001 newsletter.

Installation of test servers in Hawaii is presently being undertaken.

In the fall of 2001, Hewlett Packard (Canada) expressed an interest in acquiring from the Registrant some or all of its rights under the License Agreement. Subsequent to the fiscal year ended December 31, 2001 Hewlett Packard (Canada) and AII entered into an agreement (the "Hewlett Packard Agreement") where Hewlett Packard agrees to market and distribute the software which SchoolWeb Holdings Inc. had licensed from AII under the License Agreement.

Because of the distribution capacity of Hewlett Packard (Canada), and the relative lack of distribution and sales capacity of the Registrant, management of the Registrant believed it to be in the Registrant's best interest to consent to the Hewlett Packard Agreement. In exchange for Hewlett Packard (Canada)'s agreement to market and distribute the Licensed Technology, the Registrant and AII have agreed to use Hewlett Packard hardware whenever sales of the Licensed Technology are made (provided that Hewlett Packard is able to provide the hardware). The Registrant and AII have also agreed to give Hewlett Packard Finance (a division of Hewlett Packard) the right of first refusal to provide lease financing for sales of the Licensed Technology (by the Registrant or any other party).

Hewlett Packard (Canada) has installed the SchoolWeb software on its caching servers in a total of 15 test schools in Canada. These tests commenced in March of 2002 and are anticipated to be completed by the fall of 2002 at the latest.

Because SchoolWeb is a new software technology, acceptance of the SchoolWeb software (the Registrant believes) must be preceded by a test period of placing the SchoolWeb software and servers in schools for as long as a year to build comfort with the system and generate (after the test period has been completed) orders and revenue. The Registrant has found, in dealing with potential clients, that a new software system or company has to prove itself before a sale can be made. Testing is the easiest way of accomplishing this (SchoolWeb software does not, at this time, have the established reputation of software, like Microsoft Word or Outlook Express (for example) which most potential customers are aware of and know will meet their needs).

As the test periods are only now being completed in British Columbia and have only begun in the United States and in the schools identified by Hewlett Packard (Canada), it is anticipated that significant revenues will not be realized from sales until the second quarter of 2002, if at all. There can be no guarantee that the installation of SchoolWeb software will lead to sales and revenue.

SchoolWeb has applied for trademark rights in the United States and Canada for the tradename "SchoolWeb". The initial application was filed in Canada on March 30, 2001 and it is expected that a response should be received within 18 months. The trademark is expected to be registered on the supplemental register in the United States as the United States trademark was applied for based on the Canadian trademark application. Once a company has used a supplemental register mark in the United States for five years, the company's mark is placed on the full register. In the meantime, its rights in the United States are protected.

No application has been made for the trademark rights for "OfficeWeb" in any jurisdiction. It appears that "OfficeWeb" may conflict with an existing mark in the United States and, for this reason, the Registrant is not aggressively using that name at present.

The Registrant plans to package other products using the Licensed Technology and has recently packaged what it is referring to as the "1nterlink" software package, software using the SchoolWeb software but specifically packaged for and directed at First Nations (indigenous or aboriginal) communities. No application for trademark rights of the "1nterlink" name has been made in the United States or Canada as of the date of this Form 10-KSB.

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

(b)   Holders of Common Equity.

As of December 31, 2001, there were 42 shareholders of record of the Registrant's common stock.

(c)   Dividends.

The Registrant has not declared or paid cash dividends to stockholders. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend on the Registrant's earnings, capital requirements and other factors.

(d) Equity Securities Sold Without Registration during the year ended December 31, 2001.

At January 1, 2001 the Registrant had a total of 20,000 shares of common stock issued and outstanding.

Between January 1, 2001 and September 10, 2001 the Registrant issued a total of 1,330,000 shares of common stock to a total of 4 directors and officers in non-public transactions for a total of 1,350,000 shares of common stock issued and outstanding.

On September 10, 2001, the Registrant completed the issuance of a total of 12,843,000 shares of common stock to purchase all of the issued and outstanding shares of SchoolWeb Holdings Inc. as described in the Description of Business above for a total of 14,193,000 shares of common stock issued and outstanding.

The Registrant issued a total 165,000 shares of common stock to 3 persons not resident in the United States under the exemption from registration made available by Regulation S for a total of 14,358,000 shares of common stock issued and outstanding.

The Registrant has been engaged, since November 1, 2001 in an offering of equity securities offered under exemptions available in Regulation D, rule 506.

The offering is comprised of equity units, and each unit is comprised of one share of common stock and one share purchase warrant entitling the holder to purchase an additional share of common stock for $0.50 for a period of two years.

To December 31, 2001, the offering had resulted in the sale of a total of 375,000 units to a total of four persons. The sales were made under the exemption from registration made available by Regulation D, rule 506. The units were sold at $0.20 per unit. Subsequent to February 28, 2002 the units (if any are sold) will be sold at $0.35 per unit. The exercise price of the share purchase warrants will remain the same.

As a result of the sale of the 375,000 units under the exemption from registration made available by Regulation D, rule 506, a total of 14,733,000 shares of common stock were issued and outstanding as of December 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND RESULTS OF OPERATIONS.

(a)   Results of Operations

From incorporation on June 26, 2000, in the state of Nevada the Company until the closing of the SchoolWeb Agreement, the Company had no significant business operations. The Company was originally organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity

On November 6, 2000 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company became subject to the regulations governing reporting issuers in the United States under the Securities Exchange Act of 1934.

With the closing of the SchoolWeb Agreement, the Company's results, on a consolidated basis, reflected its own results consolidated with its subsidiary, SchoolWeb Holdings Inc. For the remainder of this part, the term "Company" refers to both the Company and its wholly owned subsidiary, SchoolWeb Holdings Inc.

For the year ended December 31, 2001 the Company had a net loss of $(263,249) or $0.02 per share. The Company was only incorporated on October 13, 2000 (and had no active business at that time) the corresponding net loss and net loss per share figures were negligible for the period of October 13, 2000 to December 31, 2000.

For the year ended December 31, 2001 the Company incurred general and administrative expenses of $50,530; marketing expenses of $39,429; fees payable under the License Agreement of $120,000; and $29,390 in professional fees. As the Company was only incorporated on October 13, 2000 (and had no active business at that time) the corresponding general and administrative expenses were negligible for the period of October 13, 2000 to December 31, 2000.

(b)   Liquidity and Capital Resources

As at December 31, 2001 the Company had $5,669 cash in the bank and had prepaid $3,758 in expenses.

The Company hopes to realize cash flow from the SchoolWeb software system in the second quarter of 2002. Company anticipates that it will realize revenues as a result of the Hewlett Packard Agreement but cannot, at this time, give any reliable indication or prediction of the amount of the revenue.

It is likely that the Company will either entirely or partially dependant on raising capital or receiving advances from related parties in order to meet the continuing costs of marketing the Licensed Technology and, possibly, developing products other than the SchoolWeb software system which are based on the Licensed Technology (if available funds permit such development).

Audit Committee

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to:

   (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system;
   (ii) review and appraise the audit efforts of the Company's independent accountants;
   (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations;
   (iv) oversee management's establishment and enforcement of financial policies and business practices; and
   (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Fees

As of the date of this Annual Report, the Company has incurred approximately $5,000 in fees during fiscal year ended December 31, 2001 to its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements. During fiscal year ended December 31, 2001, the Company incurred approximately $3,000 in fees to its principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).


ITEM 7.   FINANCIAL STATEMENTS.

Consolidated financial statements as of and for the year ended December 31, 2001 and 2000 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)   Officers and Directors.

The Registrant hereby elects to incorporate the information in its Definitive Proxy Statement filed with the SEC's EDGAR system and dated April 12, 2002.

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

ITEM 10.   EXECUTIVE COMPENSATION

The Registrant hereby elects to incorporate the information in its Definitive Proxy Statement filed with the SEC's EDGAR system and dated April 12, 2002.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Registrant hereby elects to incorporate the information in its Definitive Proxy Statement filed with the SEC's EDGAR system and dated April 12, 2002.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Registrant hereby elects to incorporate the information in its Definitive Proxy Statement filed with the SEC's EDGAR system and dated April 12, 2002.

PART IV.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Index to Financial Statements and Schedules                           Page

Auditors' Report                                                               2

Consolidated Balance Sheets for the year ended December 31, 2001               3
Consolidated Statements of Operations for the year ended December 31, 2001     4

Consolidated Statements of Stockholders' Equity for the period
October 13, 2000 (inception) to December 31, 2001                              5
Consolidated Statements of Cash Flows for the year ended December 31, 2001     6

Notes to Consolidated Financial Statements                                     7


(b)   Reports on Form 8-K.
      The Registrant filed one Report on Form 8-K, dated September 10, 2001 and filed on EDGAR on December 20, 2001 concerning its acquisition of SchoolWeb Holdings Inc.

(c)   Exhibits included or incorporated by reference herein: none.

                                 SCHOOLWEB SYSTEMS INC.

                        (Formerly North Pacific Capital Corp.)
                             (A Development Stage Company)

                           CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2001 AND 2000






CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              LABONTE & CO.                       1205 - 1095 West Pender Street
---------------------------------------------
  C H A R T E R E D  A C C O U N T A N T S        Vancouver, BC Canada
---------------------------------------------
                                                  V6E 2M6
                                                  Telephone   (604) 682-2778
                                                  Facsimile   (604) 689-2778
                                                  Email  rjl@labonteco.com


                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of Schoolweb Systems Inc. (formerly North Pacific Capital Corp.)

We have audited the consolidated balance sheets of Schoolweb Systems Inc. (formerly North Pacific Capital Corp.) (A Development Stage Company) as at December 31, 2001 and 2000 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001, the period from October 16, 2000 (inception) to December 31, 2000 and cumulatively, from October 16, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the year ended December 31, 2001, the period from October 16, 2000 (inception) to December 31, 2000 and cumulatively, from October 16, 2000 (inception) to December 31, 2001in accordance with generally accepted accounting principles in the United States.

                                                               /s/ LaBonte & Co.
                                                           CHARTERED ACCOUNTANTS
February 28, 2002
Vancouver, B.C.

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company's ability to continue as a going concern. Our report to the directors and stockholders dated February 28, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors' report when the uncertainties are adequately disclosed in the financial statements.

                                                               /s/ LaBonte & Co.
                                                           CHARTERED ACCOUNTANTS
February 28, 2002
Vancouver, B.C.

                                 SCHOOLWEB SYSTEMS INC.
                        (Formerly North Pacific Capital Corp.)
                             (A Development Stage Company)

                              CONSOLIDATED BALANCE SHEETS

                                                      December        December
                                                      31, 2001        31, 2000
================================================================================
                                                                        (Note 1)

                                        ASSETS

CURRENT ASSETS
   Cash                                              $      5,669   $         3
   Prepaid expenses                                         3,758          -
-------------------------------------------------------------------------------
                                                            9,427          -

LICENSE RIGHTS (Note 4)                                    24,000          -
FIXED ASSETS, net of depreciation                           3,400          -
-------------------------------------------------------------------------------
                                                     $     36,827   $         3
================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     26,091   $      -
   Due to related parties (Note 6)                         33,486          -
-------------------------------------------------------------------------------
                                                           59,577          -
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock (Note 5)
   Common stock, $0.00001 par value,
   100,000,000 shares authorized
    14,733,000 (2000 - 20,000) issued and outstanding         147             3
   Additional paid-in capital                             242,302          -
   Comprehensive loss                                      (1,950)         -
   Deficit accumulated during development stage          (263,249)         -
-------------------------------------------------------------------------------
                                                          (22,750)            3
-------------------------------------------------------------------------------
                                                     $     36,827   $         3
================================================================================



   The accompanying notes are an integral part of these consolidated financial statements

                                 SCHOOLWEB SYSTEMS INC.
                        (Formerly North Pacific Capital Corp.)
                             (A Development Stage Company)

                        CONSOLIDATED STATEMENT OF OPERATIONS


                                                                         October 13,        October 13,
                                                   Year ended         2000 (inception)    2000 (inception)
                                                  December 31,         to December 31,     to December 31,
                                                      2001                  2000                2001
===========================================================================================================
                                                                                               (Note 1)
EXPENSES
   Depreciation and amortization                  $      6,600        $       -           $      6,600
   Consulting                                           17,300                -                 17,300
   License fees                                        120,000                -                120,000
   Office and general                                   50,530                -                 50,530
   Marketing                                            39,429                -                 39,429
   Professional fees                                    29,390                -                 29,390
-----------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                           $   (263,249)       $       -           $   (263,249)
===========================================================================================================

BASIC NET LOSS PER SHARE                          $      (0.02)       $       -
==================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          12,566,069          12,343,000
==================================================================================

   The accompanying notes are an integral part of these consolidated financial statements

                                 SCHOOLWEB SYSTEMS INC.
                        (Formerly North Pacific Capital Corp.)
                             (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2001

                                                                                            Deficit         Other
                                                                                          Accumulated       compre-
                                                                            Additional      During          hensive
                                                 Number of                    paid-in     Development       income
                                                   shares        Amount       capital        Stage          (loss)        Total
================================================================================================================================
Issuance of common stock for cash at
 $.001 per share - October 16, 2000                   3,000   $        3   $     -      $     -        $     -        $        3
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                            3,000            3         -            -              -                 3

Issuance of common stock for cash at
 $.007 per share - May 24, 2001                   5,500,000        5,500       33,000         -              -            38,500

Issuance of common stock for cash at
 $.01 per share - June 4, 2001                    4,010,000        4,010       36,090         -              -            40,100

Issuance of common stock for cash at
 $.15 per share - June 8, 2001                      330,000          330       49,170         -              -            49,500

Issuance of common stock for license
 agreement at $.01 per share - June
 29, 2001 (Note 4)                                2,500,000        2,500       22,500         -              -            25,000
--------------------------------------------------------------------------------------------------------------------------------

Schoolweb Holdings Inc. balance before
 reverse acquisition                             12,343,000       12,343      140,760         -              -           153,103

Schoolweb Systems Inc. balance before
 reverse acquisition (Note 5)                     1,350,000           14           19       (7,937)          -            (7,904)

Issued to effect reverse acquisition             12,343,000          123         (123)        -              -              -

Reverse acquisition recapitalization
 adjustment                                     (12,343,000)     (12,343)       4,406        7,937           -              -
--------------------------------------------------------------------------------------------------------------------------------

Schoolweb Systems Inc. balance after
 reverse acquisition                             13,693,000          137      145,062         -              -           145,199

Issuance of common stock for license
 agreement at $.01 per share - September
 10, 2001                                           500,000            5        4,995         -              -             5,000

Issuance of common stock for cash at
 $.10 per share - September 11, 2001                100,000            1        9,999         -              -            10,000

Issuance of common stock for cash at
 $.10 per share - November 5, 2001                   50,000            1        4,999         -              -             5,000

Issuance of common stock for cash at
 $.15 per share - November 8, 2001                   15,000         -           2,250         -              -             2,250

Issuance of common stock for cash at
 $.20 per share - November 24, 2001                 375,000            3       74,997         -              -            75,000

Foreign exchange translation adjustment                -            -            -            -            (1,950)        (1,950)

Net loss for the year ended December
 31, 2001                                              -            -            -        (263,249)          -          (263,249)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                       14,733,000   $      147   $  242,302   $ (263,249)    $   (1,950)    $  (22,750)
================================================================================================================================

Note: The statement of Stockholders' Equity has been restated to reflect the reverse acquisition of Schoolweb Holdings Inc. Refer to Notes 1 and 3.

   The accompanying notes are an integral part of these consolidated financial statements

                                 SCHOOLWEB SYSTEMS INC.
                        (Formerly North Pacific Capital Corp.)
                             (A Development Stage Company)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         October 13,        October 13,
                                                   Year ended         2000 (inception)    2000 (inception)
                                                  December 31,         to December 31,     to December 31,
                                                      2001                  2000                2001
===========================================================================================================
                                                                                               (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                        $   (263,249)       $       -           $   (263,249)
   Adjusted for item not involving cash:
    Depreciation and amortization                        6,600                -                  6,600
    Changes in prepaid expenses                         (3,758)               -                 (3,758)
    Changes in accounts payable                         21,951                -                 21,951
-----------------------------------------------------------------------------------------------------------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES         (238,456)               -               (238,456)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related parties                        29,648                -                 29,648
   Proceeds on sale of common stock                    220,350                   3             220,353
-----------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES               249,998                   3             250,001
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of capital assets                        (4,000)               -                 (4,000)
   Cash acquired on reverse acquisition of
     SchoolWeb (Note 3)                                     74                -                     74
-----------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                (3,926)               -                 (3,926)
-----------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (1,950)               -                 (1,950)
-----------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                         5,666                   3               5,669

CASH, BEGINNING OF PERIOD                                    3                -                   -
-----------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                               $      5,669        $          3        $      5,669
===========================================================================================================


OTHER NON-CASH TRANSACTION:
During 2001 the Company issued a total of 3,000,000 common shares for a license agreement at $.01 per share. (Note 4)


   The accompanying notes are an integral part of these consolidated financial statements

                                 SCHOOLWEB SYSTEMS INC.

                        (Formerly North Pacific Capital Corp.)
                             (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

The Company was incorporated on June 26, 2000 in the State of Nevada as North Pacific Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 19, 2001 the Company changed its name to Schoolweb Systems Inc. ("SW Systems" or the "Company"). On November 6, 2000, the Company filed a Form 10SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

By agreement dated July 2, 2001 and completed September 10, 2001, SW Systems issued 12,343,000 shares of restricted common stock to the shareholders of Schoolweb Holdings Inc. ("SW Holdings"), a development stage company incorporated October 13, 2000 in the State of Nevada, in exchange for all of the issued and outstanding shares of SW Holdings.

   The acquisition resulted in the former shareholders of SW Holdings acquiring 90.1% of the outstanding shares of the Company and has been accounted for as a reverse merger with SW Holdings being treated as the accounting parent and SW Systems, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SW Holdings for all periods shown and those of the SW Systems since the date of the reverse acquisition. The results of SW Holdings are from its inception, October 13, 2000 and include the results of its wholly-owned subsidiary, SchoolWeb Systems (Canada) Ltd. a company incorporated April 17, 2001 in the Province of British Columbia. The comparative balance sheet as at December 31, 2000 and the comparative results of operation and changes in financial position for the periods ended December 31, 2000 are those of SW Holdings. Refer to Note 3.

SW Holdings, through a License Agreement dated January 1, 2001, will distribute, market, sell and license in the United States and Canada, certain proprietary software and hardware systems technology known as "SchoolWeb" used for caching Internet and multimedia files on special servers (refer to Note 4).

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SW Holdings and Schoolweb Systems (Canada) Ltd. which have been accounted for as a reverse acquisition. All significant intercompany transactions and account balances have been eliminated.

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

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2001 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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


NOTE 3 - ACQUISITION OF SW HOLDINGS
--------------------------------------------------------------------------------

By agreement dated July 2, 2001 and completed September 10, 2001, SW Systems acquired 100 % of the issued and outstanding shares of SW Holdings in exchange for 12,343,000 shares of restricted common stock of SW Systems. At the time of this transaction, the former shareholders of SW Holdings acquired 90.1% of the 13,693,000 total issued and outstanding shares of SW Systems.

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with SW Holdings being treated as the accounting parent (acquirer) and SW Systems being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated SW Systems on acquisition of SW Holdings is equal to the book value of the capital stock of SW Holdings plus the book value of the net assets of SW Systems as at the date of the acquisition.

The book value of SW System's capital stock subsequent to the acquisition is calculated and allocated as follows:


                 SW Holdings capital stock                  $   153,103
                 SW Systems net assets (liabilities)             (7,904)
                                                            -----------
                                                            $   145,199
                                                            ===========

                 Capital stock                              $       137
                 Additional paid-in capital                     145,062
                                                            -----------
                                                            $   145,199
                                                            ===========

These consolidated financial statements include the results of operations of SW Holdings since October 13, 2000 (inception) and the results of operations of SW Systems since the date of the reverse acquisition on September 10, 2001. SW Systems had no material assets, liabilities or operations for the period from July 1, 2001 to September 10, 2001.

For the period from October 13, 2000 (inception) to September 10, 2001 the weighted average number of common shares outstanding is deemed to be 12,343,000 being the number of shares issued by SW Systems in connection with the acquisition of SW Holdings.

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
================================================================================

NOTE 4 - LICENSE AGREEMENT
--------------------------------------------------------------------------------

By agreement dated January 1, 2001, SW Holdings entered into an agreement with Advanced Interactive Inc. ("AII") and Advanced Interactive (Canada) Inc. ("AIC") whereby SW Holdings acquired exclusive and non-exclusive rights and licenses to commercialise, distribute and market SW Holdings related licensed technology, products and services in the United States and Canada for a period of five years. SW Holdings must pay royalties equal to 40% of net revenue received plus $10,000 per month in the first year, $20,000 per month in year two, and increasing by $8,000 per month in each of the subsequent years to a maximum of $84,000 per month. After year three, the monthly payment is reduced by the amount of royalties otherwise payable. In addition SW Holdings issued 2,500,000 shares on June 29, 2001 valued at $.01 per share or $25,000.

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AI and AIC would receive an additional 500,000 shares valued at $5,000 which SW Systems issued on September 10, 2001.


NOTE 5 - CAPITAL STOCK
--------------------------

To December 31, 2001, the Company has not granted any stock options and has not recorded any stock-based compensation.

SW System's capital stock transactions prior to reverse acquisition are as follows:

                                                                                      Deficit
                                                                                   Accumulated
                                                                      Additional      During
                                             Number of                  paid-in    Development
                                               Shares         Amount    capital        Stage       Total
----------------------------------------------------------------------------------------------------------
Issuance of common stock for cash at
 $.001 per share - June 26, 2000                 3,000     $    -     $      3    $    -         $     3

Issuance of common stock for cash at
 $.001 per share - September 13, 2000           17,000             1        16         -              17

Net loss for the period June 26, 2000
 (inception) to December 31, 2000                 -             -         -          (4,280)      (4,280)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      20,000             1        19       (4,280)      (4,260)

Issuance of common stock for cash at
 $.00001 per share - May 17, 2001            1,000,000            10      -            -              10

Issuance of common stock for cash at
 $.001 per share - May 18, 2001                230,000             2      -            -               2

Issuance of common stock for cash at
 $.001 per share - June 1, 2001                100,000             1      -            -               1

Loss from January 1, 2001 to date
 of reverse take-over                             -             -         -          (3,657)      (3,657)
----------------------------------------------------------------------------------------------------------
SW Systems balance before reverse
 acquisition                                 1,350,000            14       346       (7,937)      (7,904)
==========================================================================================================

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain directors have provided cash loans totalling $16,186 at December 31, 2001. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

A director of SW Holdings received $32,607 in marketing fees. The Company also incurred $17,300 in consulting fees to two other directors

A company controlled by a shareholder of the Company received $3,000 in professional fees.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company and its subsidiaries have tax losses which may be available to reduce future year's taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and losses to date. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


NOTE 8 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

Subsequent to December 31, 2001 the Company received $55,000 towards private placement subscriptions.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               SCHOOLWEB SYSTEMS INC.

Dated April 17, 2002                By: /s/ Griffin Jones
                                        Griffin Jones, Director and Secretary

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the persons in the capacities and on the date indicated:

Signature                               Title                    Date

/s/ Michael Dearden                  President/                  April 17, 2002
Michael Dearden                      Director

/s/ Patrick Fitzsimmons              Director/                   April 17, 2002
Patrick Fitzsimmons                  Vice-President