Form 10QSB
period 2002-03-31
SCHOOLWEB SYSTEMS INC
filed 2002-05-15
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                       COMMISSION FILE NUMBER: 000-31909

                             SCHOOLWEB SYSTEMS, INC.
         (Exact name of small business issuer as specified in its charter)

              NEVADA                                   88-0473897
(State or other jurisdiction of incorporation or      (IRS Employer
                organization                         Identification No.)

 #280 - 815 West Hastings Street,  Vancouver, British Columbia V6C 1B4

                              (604) 608-2540
                       (Registrant's telephone number)

                           North Pacific Capital Corp.
           Suite 2602 - 1111 Beach Ave Vancouver, BC Canada V6E 1T9 (Former name, former address and former fiscal year, if changed since last report)

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

     As of March 31, 2002, the Registrant had 15,483,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                 TABLE OF CONTENTS

                                                                        PAGE

PART I - FINANCIAL INFORMATION                                             3

ITEM 1.  FINANCIAL STATEMENTS                                              3

         BALANCE SHEET AS OF MARCH 31, 2002                                3

         INTERIM STATEMENTS OF OPERATIONS FOR
         THE THREE MONTHS ENDED MARCH 31, 2002                             4

         INTERIM STATEMENTS OF CASH FLOWS FOR
         THE THREE MONTHS ENDED MARCH 31, 2002                             6

NOTES TO FINANCIAL STATEMENTS                                              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8

PART II -OTHER INFORMATION                                                 9

ITEM 1.  LEGAL PROCEEDINGS                                                 9

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               9

ITEM 5.  OTHER INFORMATION                                                 9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURE

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SCHOOLWEB SYSTEMS INC.
                   (Formerly North Pacific Capital Corp.)
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEETS

                                                   MARCH 31      DECEMBER 31
                                                      2002           2001
                                                  (Unaudited)     (NOTE 1)

                                   ASSETS

CURRENT ASSETS
 Cash                                              $    7,781    $    5,669
 Prepaid expenses                                       4,074         3,758
 Inventory                                              6,057             -

                                                       17,912         9,427

LICENSE RIGHTS (Note 4)                                22,500        24,000
FIXED ASSETS, net of depreciation                       3,145         3,400

                                                       43,557        36,827

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                  $   26,989    $   26,091
 Due to related parties (Note 6)                       11,433        33,486

                                                       38,422        59,577

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
 Capital stock (Note 5)
  Common stock, $0.00001 par value, 100,000,000
   shares authorized
   15,343,000 (2001 - 14,733,000) issued and
   outstanding                                            153          147
 Additional paid-in capital                           379,296      242,302
 Accumulated comprehensive loss                        (3,505)      (1,950)
 Deficit accumulated during development stage        (370,809)    (263,249)

                                                        5,135      (22,750)

                                                       43,557       36,827

The accompanying notes are an integral part of these interim consolidated financial statements

                            SCHOOLWEB SYSTEMS INC.
                     (Formerly North Pacific Capital Corp.)
                         (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                   October 13
                                                       Three      Three months        2000
                                                       Months     ended March      (inception) to
                                                       Ended      31, 2001         March 31, 2002

                                                                                     (Note 1)
HARDWARE SALES                                       $     825    $         -      $       825

EXPENSES
 Depreciation and amortization                           1,755              -            8,355
 Consulting                                             16,955              -           34,255
 License fees                                           60,000         30,000          180,000
 Office and general                                     10,286          6,038           60,816
 Marketing                                              15,846          4,231           55,275
 Professional fees                                       3,543          1,320           32,933

                                                       108,385         41,589          371,634

NET LOSS FOR THE PERIOD                             $ (107,560)    $  (41,589)    $   (370,809)

BASIC NET LOSS PER SHARE                            $    (0.01)    $     0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          14,910,445      12,343,000


The accompanying notes are an integral part of these interim consolidated financial statements

                                 SCHOOLWEB SYSTEMS INC.
                        (Formerly North Pacific Capital Corp.)
                            (A Development Stage Company)


                      INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                                   October 13
                                                       Three      Three months        2000
                                                       Months     ended March      (inception) to
                                                       Ended      31, 2001         March 31, 2002

                                                                                     (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss for the period                            $ (107,560)   $  (41,589)      $  (370,809)
 Adjusted for item not involving cash:
 Depreciation and amortization                           1,755             -             8,355
 Changes in inventory                                   (6,057)            -            (6,057)
 Changes in prepaid expenses                              (316)            -            (4,074)
 Changes in accounts payable                               898             -            22,849

NET CASH FLOWS USED IN OPERATING ACTIVITIES           (111,280)      (41,589)         (349,736)

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from related parties                         (22,053)       16,267             7,595
 Proceeds on sale of common stock                      137,000        31,424           357,353

NET CASH FLOWS FROM FINANCING ACTIVITIES               114,947        47,691           364,948

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of capital assets                               -        (4,000)           (4,000)
 Cash acquired on reverse acquisition
 of SchoolWeb (Note 3)                                       -             -                74

NET CASH FLOWS USED IN INVESTING ACTIVITIES                  -        (4,000)           (3,926)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 (1,555)            -            (3,505)

INCREASE IN CASH                                         2,112         2,102             7,781

CASH, BEGINNING OF PERIOD                                5,669             3                 -

CASH, END OF PERIOD                                      7,781         2,105             7,781

The accompanying notes are an integral part of these interim consolidated financial statements

                                SCHOOLWEB SYSTEMS INC.
                       (Formerly North Pacific Capital Corp.)
                            (A Development Stage Company)

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002
                                    (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The acquisition resulted in the former shareholders of SW Holdings acquiring 90.1% of the outstanding shares of the Company and has been accounted for as a reverse merger with SW Holdings being treated as the accounting parent and SW Systems, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SW Holdings for all periods shown and those of the SW Systems since the date of the reverse acquisition. The results of operations of SW Holdings are from its inception, October 13, 2000 and include the results of its wholly-owned subsidiary, SchoolWeb Systems (Canada) Ltd. a company incorporated April 17, 2001 in the Province of British Columbia. The comparative balance sheet as at December 31, 2001 and the comparative results of operations and changes in financial position for the three months ended March 31, 2001 are those of SW Holdings. Refer to Note 3.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SW Holdings and Schoolweb Systems (Canada) Ltd. All significant intercompany transactions and account balances have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Inventory

Inventory consists of computer hardware products held for resale and is carried at the lower of cost and net realizable value.

License Rights

The Company amortizes the cost of acquiring license rights on a straight-line basis over the term of the license.

Fixed Assets

Fixed assets are recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

Revenue recognition

The Company distributes computer hardware products in connection with the distribution and licensing of the SchoolWeb technology. Revenue from these sales is recognized at the time products are shipped to customers and is shown net of the costs of acquiring the hardware.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which requires that goodwill not be amortized. SFAS requires that the Company review goodwill at least annually to determine if an impairment has occurred and if so that goodwill should be reduced accordingly. The Company has determined that the implementation of this standard does not have any impact on its financial statements.

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

The book value of SW System's capital stock subsequent to the acquisition is calculated and allocated as follows:

     SW Holdings capital stock                      $     153,103
     SW Systems net assets (liabilities)                   (7,904)
                                                    $     145,199

     Capital stock                                  $         137
     Additional paid-in capital                           145,062
                                                    $     145,199

These consolidated financial statements include the results of operations of SW Holdings since October 13, 2000 (inception) and the results of operations of SW Systems since the date of the reverse acquisition on September 10, 2001. SW Systems had no material assets, liabilities or operations for the period from July 1, 2001 to September 10, 2001.

NOTE 4 - LICENSE AGREEMENT

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

NOTE 5 - CAPITAL STOCK

To March 31, 2002, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the period, the Company completed a private placement of 510,000 units at a price of $.20 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to February 28, 2004.

During the period, the Company completed a private placement of 100,000 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to March 15, 2004.

At March 31, 2002 there were 510,000 warrants outstanding to purchase 510,000 common shares at a price of $0.50 per share to February 28, 2004 and 100,000 warrants outstanding to purchase 100,000 common shares at a price of $0.50 per share to March 15, 2004.

NOTE 6 - RELATED PARTY TRANSACTIONS

Certain directors have provided cash loans totalling $11,433 at March 31, 2002. These loans are non-interest bearing and have no specific terms of repayment.

During the period, two directors of SW Holdings received $14,401
(2000 - $4,231) in marketing fees. The Company also incurred $14,750 in consulting fees to two other directors during the period.

During the period, a company controlled by a shareholder of the Company received $6,420 in professional fees.

NOTE 7 - INCOME TAXES

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

NOTE 8 - SUBSEQUENT EVENT

Subsequent to March 31, 2002, the Company received $53,500 towards private placement subscriptions for shares of common stock at a price of $.35 per unit.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

SchoolWeb Holdings Inc., in January of 2000, entered into a software license agreement with Advanced Interactive Inc. ("AII") by which it acquired the North American rights to market and distribute AII's broadcast / caching software ( the SchoolWeb software system it currently markets and distributes).

On March 6, 2002, AII and Hewlett Packard (Canada) entered into an agreement (the "Hewlett Packard Agreement") where AII agreed that the broadcast caching software it had licensed to the Company would, be sold in conjunction with Hewlett Packard hardware and with financing provided by a division of Hewlett Packard (Canada), Hewlett Packard's leasing and finance division.

Effective March 6, 2002 but executed on April 10, 2002, the Company granted to AII its consent to the Hewlett Packard Agreement. As a result, the Company must only sell broadcast caching server software (including the SchoolWeb software system) in conjunction with Hewlett Packard hardware and with financing provided by Hewlett Packard's leasing and finance division.

Management of the Company consented to the Hewlett Packard Agreement because in it Hewlett Packard (Canada) agrees to use its best efforts to provide distribution and marketing of the broadcast caching software products the Company has licensed from AII. The Company hopes that Hewlett Packard (Canada) and its distribution capability will generate sales of the SchoolWeb software system and the HealthWeb software system. In exchange for its consent, the Company also secured rights under the License Agreement to a broader range of products than it previously had rights to. The License Agreement with AII originally entitled the Company only to the SchoolWeb and OfficeServer software products. The License Agreement has now been amended to expand the Company's rights to a North American license of all broadcast caching software products AII has developed.

In December 2001, Hewlett Packard began testing the SchoolWeb system in their facilities. In March and April of 2002, Hewlett Packard
(Canada) began market-testing the SchoolWeb software system.in 15 school districts across Canada.

The Company hopes that these tests will generate revenue from sales of the SchoolWeb software system.


(a)  Results of Operations

With the closing of the SchoolWeb Agreement, the Company's results, on a consolidated basis, reflected its own results consolidated with its subsidiary, SchoolWeb Holdings Inc.

For the quarter ended March 31, 2002, the Company had a net loss of $107,560 or $0.01 per share. The net loss for the corresponding period of January 1, 2001, to March 31, 2001 was $41,589 or $0.00 per share.

For the quarter ended March 31, 2002, the Company incurred general and administrative expenses of $10,286; marketing expenses of $15,846; consulting fees of $16,955; fees payable under the License Agreement of $60,000; and $3,543 in professional fees. For the corresponding period of January 1, 2001 to March 31, 2001, the Company had general and administrative expenses of $6,038; marketing expenses of $4,231; no consulting fees; fees payable under the License Agreement of $30,000 and professional fees of $1,320. There was depreciation of $1,755 in the quarter ended March 31, 2002.

(b)  Liquidity and Capital Resources

As at March 31, 2002, the Company had $7,781 cash in the bank.

The Company hopes to realize cash flow from sales of the SchoolWeb software system in the second quarter of 2002. The Company has received a purchase order from the Heiltsuk aboriginal nation, located at Bella Bella, British Columbia, Canada, for an 1nterlink ISP system, in the amount of $25,900. This system is scheduled to be installed in June 2002. The Company also anticipates that it will realize revenues as a result of the Hewlett Packard Agreement but cannot, at this time, give any reliable indication or prediction of the amount of the revenue.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K.  The Registrant filed one report on
Form 8-K during the quarterly period ended March 31, 2002 dated March
6, 2002.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SCHOOLWEB SYSTEMS, INC.

Dated: May 15, 2002                      By:  /s/ Michael Dearden
                                         Michael Dearden,
                                         President and Director

                               EXHIBIT INDEX

Number                    Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2    Certificate of Amendment to Articles of Incorporation
       (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3 Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4 ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)