Form 10QSB
period 2002-06-30
ALTERNET SYSTEMS INC
filed 2002-08-15
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                      COMMISSION FILE NUMBER: 000-31909

                            ALTERNET SYSTEMS, INC.
      (Exact name of small business issuer as specified in its charter)

            NEVADA                                        88-0473897
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification No.)


                        #280 - 815 West Hastings Street
                          Vancouver, British Columbia
                                    V6C 1B4
                                (604) 608-2540
                        (Registrant's telephone number)

                           SchoolWeb Systems, Inc.
          Suite 2602 - 1111 Beach Ave Vancouver, BC Canada V6E 1T9
(Former name, former address and former fiscal year, if changed since last report)

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

As of June 30, 2002, the Registrant had 15,439,579 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]



















TABLE OF CONTENTS
                                                                       PAGE

PART I -   FINANCIAL INFORMATION                                         3

ITEM 1.    FINANCIAL STATEMENTS                                          3

           BALANCE SHEET AS OF MARCH 31, 2002                            3

           INTERIM STATEMENTS OF OPERATIONS FOR
           THE THREE MONTHS ENDED MARCH 31, 2002                         4

           INTERIM STATEMENTS OF CASH FLOWS FOR
           THE THREE MONTHS ENDED MARCH 31, 2002                         6

           NOTES TO FINANCIAL STATEMENTS                                 7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8

PART II -  OTHER INFORMATION                                             9

ITEM 1.    LEGAL PROCEEDINGS                                             9

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                     9

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                               9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                       9

ITEM 5.    OTHER INFORMATION                                             9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              9

SIGNATURE
































PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ALTERNET SYSTEMS INC.
                         (Formerly Schoolweb Systems Inc.)
                           (A Development Stage Company)

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                           ALTERNET SYSTEMS INC.
                     (Formerly Schoolweb Systems Inc.)
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2002         2001
------------------------------------------------------------------------------
                                                    (Unaudited)     (Note 1)
                                                         $              $

                                  ASSETS

CURRENT ASSETS
  Cash                                                   2,665           5,669
  Accounts receivable                                   14,625               -
  Prepaid expenses                                       4,194           3,758
  Inventory                                              6,057               -
------------------------------------------------------------------------------
                                                        27,541           9,427

LICENSE RIGHTS, net of amortization of $9,000
(2001 - $6,000)  (Note 4)                               21,000          24,000
FIXED ASSETS, net of depreciation of $1,110
(2001 - $600)                                            2,890           3,400
------------------------------------------------------------------------------
                                                        51,431          36,827

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      77,046          26,091
  Due to related parties (Note 6)                        8,970          33,486
------------------------------------------------------------------------------
                                                        86,016          59,577
------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock (Note 5)
    Common stock, $0.00001 par value,
    100,000,000 shares authorized
    15,580,371 (2001 - 14,733,000)
    issued and outstanding                                 156             147
  Additional paid-in capital                           460,873         242,302
  Accumulated comprehensive loss                        (4,552)         (1,950)
  Deficit accumulated during development stage        (491,062)       (263,249)
-------------------------------------------------------------------------------
                                                       (34,585)        (22,750)
-------------------------------------------------------------------------------
                                                        51,431          36,827
===============================================================================



             The accompanying notes are an integral part of these interim consolidated financial statements












                            ALTERNET SYSTEMS INC.
                      (Formerly Schoolweb Systems Inc.)
                        (A Development Stage Company)

              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                               Three     Three      Six       Six      Oct 13,
                               months    months    months    months     2000
                               ended     ended     ended     ended   (inception)
                              June 30,  June 30,  June 30,  June 30,  to June
                               2002      2001       2002      2001    30, 2002
                                 $         $          $         $        $
                                                                       (Note 1)

HARDWARE SALES                14,625      -       15,450        -        15,450
--------------------------------------------------------------------------------
EXPENSES
  Depreciation and
  Amortization                 1,755     3,000     3,510      3,000      10,110
  Consulting                  21,881      -       38,836       -         56,136
  License fees                60,000    30,000   120,000     60,000     240,000
  Office and general          19,295    18,795    29,581     24,833      80,111
  Marketing                   15,709    10,145    31,555     14,376      70,984
  Professional fees           16,238     5,841    19,781      7,161      49,171
--------------------------------------------------------------------------------
                             134,878    67,781   243,263    109,370     506,512
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD     (120,253)  (67,781) (227,813)  (109,370)   (491,062)
================================================================================

BASIC NET LOSS PER SHARE       (0.01)    (0.01)    (0.02)     (0.01)
====================================================================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING      15,439,579 12,343,000 15,175,483 12,343,000
=====================================================================


         The accompanying notes are an integral part of these interim consolidated financial statements


                           ALTERNET SYSTEMS INC.
                     (Formerly Schoolweb Systems Inc.)
                       (A Development Stage Company)

              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                   October 13,
                                       Six months   Six months        2000
                                       ended June   ended June    (inception)
                                        30, 2002     30, 2001   to June 30, 2002
                                           $             $              $
--------------------------------------------------------------------------------
                                                                     (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                (227,813)    (109,370)        (491,062)
  Adjusted for item not involving cash:
    Depreciation and amortization           3,510        3,000           10,110
  Changes in operating assets
  and liabilities:
    Accrued consulting fees               (17,300)        -                -
    Changes in accounts receivable        (14,625)        -             (14,625)
    Changes in inventory                   (6,057)        -              (6,057)
    Changes in prepaid expenses              (435)        -              (4,194)
    Changes in accounts payable            50,955       14,395           72,906
--------------------------------------------------------------------------------
NET CASH FLOWS USED IN
PERATING ACTIVITIES                      (211,766)     (91,975)        (432,922)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances (to) from related parties       (7,216)      20,985            5,132
  Proceeds on sale of common stock        218,580      128,100          438,933
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES  211,364      149,085          444,065
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets              -          (4,000)          (4,000)
  Cash acquired on reverse acquisition
  of SchoolWeb                               -            -                  74
--------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING
ACTIVITIES                                   -          (4,000)          (3,926)
--------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
ON CASH                                    (2,602)        -              (4,552)
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                (3,004)      53,110            2,665

CASH, BEGINNING OF PERIOD                   5,669            3             -
-------------------------------------------------------------------------------

CASH, END OF PERIOD                         2,665       53,113            2,665
================================================================================




                The accompanying notes are an integral part of these interim consolidated financial statements


                            ALTERNET SYSTEMS INC.
                      (Formerly Schoolweb Systems Inc.)

                        (A Development Stage Company)

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002 AND 2001
                                (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on June 26, 2000 in the State of Nevada as North Pacific Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 19, 2001 the Company changed its name to Schoolweb Systems Inc. and on May 14, 2002 the Company changed its name to Alternet Systems Inc. ("Alternet" or the "Company") On November 6, 2000, the Company filed a Form 10SB registration with the United States Securities and Exchange Commission ("SEC") and as a result is subject to the regulations governing reporting issuers in the United States.

By agreement dated July 2, 2001 and completed September 10, 2001, Alternet Issued 12,343,000 shares of restricted common stock to the shareholders of Schoolweb Holdings Inc. ("SW Holdings"), a development stage company incorpor-ated October 13, 2000 in the State of Nevada, in exchange for all of the issued and outstanding shares of SW Holdings. On June 26, 2002 SW Holdings changed its name to AI Systems Group, Inc.

The acquisition resulted in the former shareholders of SW Holdings acquiring 90.1% of the outstanding shares of the Company and has been accounted for as a reverse merger with SW Holdings being treated as the accounting parent and Alternet, the legal parent, being treated as the accounting subsidiary. Accord-ingly, the consolidated results of operations of the Company include those of SW Holdings for all periods shown and those of the Alternet since the date of the Reverse acquisition. The results of operations of SW Holdings are from its inception, October 13, 2000 and include the results of its wholly-owned subsid-iary, SchoolWeb Systems (Canada) Ltd. a company incorporated April 17, 2001 in the Province of British Columbia. The comparative balance sheet as at December 31, 2001 and the comparative results of operations and cash flows for the three and six months ended June 30, 2001 are those of SW Holdings. Refer to Note 3.

SW Holdings, through a License Agreement dated January 1, 2001, distributes, markets, sells and licenses in the United States and Canada, certain proprietary software and hardware systems technology known as "SchoolWeb" used for caching Internet and multimedia files on special servers (refer to Note 4).

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-
B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the informa-tion disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements includ-ed in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjust-ments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc. and Schoolweb Systems (Canada) Ltd. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assump-tions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventory
Inventory consists of computer hardware products held for resale and is carried at the lower of cost and net realizable value.

License Rights
The Company amortizes the cost of acquiring license rights on a straight-line basis over the term of the license. The Company evaluates the carrying amount of its unamortized license rights against the undiscounted future cash flows associated with them. If the evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value, an impairment provision is recorded to adjust the carrying value of the license rights to their fair value.

Fixed Assets
Fixed assets are recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

Revenue recognition
To date, the Company has not generated any revenues from the licensing of its SchoolWeb system. The Company will license its SchoolWeb system on a prepaid basis for terms ranging from one to three years. The Company will recognize license revenues on a straight-line basis over the license term upon completion of the required hardware and software installations and upon acceptance by the purchasers.

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are shown net of hardware acquisition costs and are recognized upon completion and acceptance of installa-tion by the purchasers.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar eq uivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' e quity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market inform-ation and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-
18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consid-eration other than employee services is determined on the earliest of a perform-ance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carry-ing amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 - ACQUISITION OF SW HOLDINGS

By agreement dated July 2, 2001 and completed September 10, 2001, Alternet acquired 100 % of the issued and outstanding shares of SW Holdings in exchange for 12,343,000 shares of restricted common stock of Alternet. At the time of this transaction, the former shareholders of SW Holdings acquired 90.1% of the 13,693,000 total issued and outstanding shares of Alternet.

This acquisition has been accounted for as a recapitalization using accounting Principles applicable to reverse acquisitions with SW Holdings being treated as the accounting parent (acquirer) and Alternet being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated Alternet on acquisition of SW Holdings is equal to the book value of the capital stock of SW Holdings plus the book value of the net assets (liabilities) of Alternet as at the date of the acquisition.

The book value of SW System's capital stock subsequent to the acquisition is calculated and allocated as follows:

     SW Holdings capital stock                           $     153,103
     Alternet net assets (liabilities)                          (7,904)
                                                         --------------

                                                         $      145,199
                                                         ===============

     Capital stock                                       $          137
     Additional paid-in capital                                 145,062
                                                        ---------------

                                                         $      145,199
                                                         ==============

These consolidated financial statements include the results of operations of SW Holdings since October 13, 2000 (inception) and the results of operations of Alternet since the date of the reverse acquisition on September 10, 2001.

NOTE 4 - LICENSE AGREEMENT

By agreement dated January 1, 2001, SW Holdings entered into an agreement with Advanced Interactive Inc. ("AII") and Advanced Interactive (Canada) Inc. ("AIC") whereby SW Holdings acquired exclusive and non-exclusive rights and licenses to commercialise, distribute and market SW Holdings related licensed technology, products and services in the United States and Canada for a period of five years renewable for a further five years at SW Holdings' option. SW Holdings must pay royalties equal to 40% of net revenue received plus a fixed amount of $10,000 per month in the first year, $20,000 per month in year two, and increasing by $8,000 per month in each of the subsequent years to a maximum of $84,000 per month in year ten. After year three, the fixed monthly payment is reduced by the amount of royalties otherwise payable. In addition SW Holdings issued 2,500,000 shares on June 29, 2001 valued at $.01 per share or $25,000.

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AI and AIC would receive an additional 500,000 shares valued at $5,000 which Alternet issued on September 10, 2001.

Also effective September 10, 2001 the President and director of AII and AIC became a director of the Company.

NOTE 5 - CAPITAL STOCK

To June 30, 2002, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the period ended June 30, 2002, the Company completed a private placement of 510,000 units at a price of $.20 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to February 28, 2004.

During the period ended June 30, 2002, the Company completed a private placement of 100,000 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to March 15, 2004.

During the period ended June 30, 2002, the Company completed a private placement of 140,000 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an addi-tional share at a price of $0.50 per share to April 30, 2004.

The Company is in the process of completing a private placement of 146,514 units at a price of $0.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to July 18, 2004. To June 30, 2002, the Company had received total subscription proceeds of $32,580 and issued a total of 97,371 units in connection with this private placement.

At June 30, 2002 there were 510,000 warrants outstanding to purchase 510,000 common shares at a price of $0.50 per share to February 28, 2004, 375,000 warrants outstanding to purchase 375,000 common shares at a price of $0.50 per share to November 24, 2003, 100,000 warrants outstanding to purchase 100,000 common shares at a price of $0.50 per share to March 15, 2004, 140,000 warrants outstanding to purchase 140,000 common shares at a price of $0.50 per share to April 30, 2004, and 97,371 warrants outstanding to purchase 97,371 common shares at a price of $0.50 per share to July 18, 2004.

Effective June 3, 2002 the Company filed a Form SB-2 Registration Statement with the SEC for the registration of a total of 7,764,000 shares of the Company's common stock of which 6,639,000 are issued and outstanding and 1,125,000 will be reserved to be issued upon the exercise of 1,125,000 share purchase warrants.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002, certain directors were paid for previously accrued consulting fees of $17,300 and were repaid cash advances totalling $7,216. At June 30, 2002 a total of $8,970 is owing to directors and shareholders. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the six months ended June 30, 2002, the following amounts were incurred to directors of the Company or its subsidiary, and a company with a director in common.
                                              Six months ended June 30,
                                                2002            2001
                                                  $              $
                                              --------------------------
  Consulting                                     29,096          -
  License fees                                  120,000          -
  Marketing                                      25,921        14,376
                                              --------------------------
                                                175,017        14,376
                                              ==========================
NOTE 7 - INCOME TAXES

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

NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company received $18,700 towards the purchase of 53,429 units at a price of $0.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to July 18, 2004.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The Company's subsidiary AI Systems Group Inc., in January of 2000, entered into a software license agreement (the "Licence Agreement") with Advanced Interactive Inc. ("AII") by which it acquired the exclusive North American rights to market and distribute broadcast / caching software ( the SchoolWeb software system it currently markets and distributes)owned by AII.

Pursuant to an agreement dated July 2, 2001 (the "Subsidiary Purchase Agree-ment") the Company purchased its subsidiary, AI Systems Group Inc. in exchange for the issuance of 12,843,000 common shares of which 3,000,000 common shares were issued to AII which became an affiliate of the Company as a result.

On March 6, 2002, AII and Hewlett Packard (Canada) entered into an agreement (the "Hewlett Packard Agreement") where AII agreed that the broadcast caching software it had licensed to the Company, would be sold exclusively with Hewlett Packard hardware, subject to Alternet Systems consent.

Effective March 6, 2002 but executed on April 10, 2002, the Company granted to AII its consent to the Hewlett Packard Agreement. As a result, the Company must only sell broadcast caching server software (including the SchoolWeb software system) in conjunction with Hewlett Packard hardware.

Management of the Company consented to the Hewlett Packard Agreement because in it Hewlett Packard (Canada) agrees to use its best efforts to provide distribu-tion and marketing of the broadcast caching software products the Company has licensed from AII. The Company hopes that Hewlett Packard and its distribution capability will generate sales of the SchoolWeb software system.

(a)	RESULTS OF OPERATIONS

With the closing of the SchoolWeb Agreement, the Company's results reflected its own results, consolidated with its subsidiary, AI Systems Group Inc. (formerly nown as SchoolWeb Holdings Inc). For the remainder of this part, the term "Company" refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

For the six months ending June 30, 2002, the Company had a net loss of $227,813 or $(0.02) per share. The net loss for the corresponding period of January 1, 2001 to June 30, 2001 was $109,370 or $(0.01) per share. The increased loss was due to: an increase in marketing expenses, consulting fees, professional fees and licence fees payable under the Licence Agreement. The increase in licence fees payable under the Licence Agreement alone accounted for $60,000 of the increase in net loss (see figures for payments below).

SALES
For the six month period ending June 30, 2002, the Company had sales of $15,450. During the corresponding period of January 1 to June 30, 2001, the Company had no sales. The increase in sales is attributable to the fact that the S choolWeb product was in development and testing during the prior period (and almost all of the present six month period) and not ready for commercial sale.

EXPENSES
For the six months ended June 30, 2002, the Company incurred general and administrative expenses of $29,581; marketing expenses of $31,555; consulting fees of $38,836; fees payable under the License Agreement of $60,000; and $19,781 in professional fees. For the corresponding period of January 1, 2001 to June 30, 2001, the Company had general and administrative expenses of $24,833; marketing expenses of $14,376; no consulting fees; fees paid under the License Agreement of $30,000 and professional fees of $7,161.

The increase in marketing and consulting expense, compared to the corresponding period of January 1, 2001 to June 30 2001, is a result of increased activity in marketing the SchoolWeb and 1nterLink products since their commercial launch in May/June 2002. License fees payable to Advanced Interactive have increased to $20,000 per month compared to $10,000 per month during the period of January 1, 2001 to June 30 2001, as per the License Agreement; professional fees higher this quarter due primarily to increased audit expenses.

(b)     Plan of Operations

As at June 30, 2002, the Company had $2,665 cash in the bank, accounts receivable of $14,625 and prepaid expenses of $4,074.

The Company hopes to realize significant cash flow from sales of the SchoolWeb and InterLink products in the third quarter of 2002. The Company has received a purchase order of approximately $22,000 (which has not yet been recognized as revenue under the Company's revenue recognition policy, see notes to financial statements) from the Heiltsuk aboriginal nation, located at Bella Bella, British Columbia, Canada, for installation of an 1nterlink system. This system was installed in June 2002, and it is expected it will be invoiced in the third quarter and recognized as revenue. The Company anticipates that in the third quarter it will realize revenues as a result of the Hewlett Packard Agreement and from sales of the 1nterlink software system but cannot, at this time, give any reliable indication or prediction of the amount of the revenue.

It is likely that the Company will remain at least partially (if not almost wholly) dependent on raising capital or receiving advances and shareholders loans from related parties in order to meet the continuing costs of marketing the Licensed Technology. Failure to secure access to these funds could result in the Company being unable to continue operations. If available working capital permits, the Company hopes to hire an additional 3 - 4 persons for marketing and general administrative purposes in the next 12 months.

Audit Fees

During the quarter ended June 30, 2002, the Company incurred approximately $3,200 in fees to its principal independent accountant for all non-audit services (including reviews of the Company's quarterly financial statements).

PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the 3 month period ended June 30, 2002, the Registrant sold a total of 140,000 units (each unit comprised of one common share and one share purchase warrant) at a price of $0.35 per unit. Each warrant is exercisable until April 30, 2004 at an exercise price of $0.50 per warrant. Upon exercise, a warrant entitles the holder to one common share.

A total of 75,000 of the 140,000 units sold were sold to a US resident person under the exemption from registration provided by Rule 506 of Regulation D.

A total of 65,000 of the 140,000 units sold were sold to persons not resident in the US under the exemption from registration provided by Regulation S.

For those offerings (shares and warrants) which were undertaken under Rule 506 of Regulation D:

-  the sales were made to accredited investors as defined in Rule
502;
- the company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of the information furnished;
- at a reasonable time before the sale of securities, the company advised the purchasers of limitations on resale in the manner contained in Rule 502(d)(2);
- neither the company nor any person acting on its behalf sold securities by any form of general solicitation or general advertising; and
- the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

For those offerings which were undertaken under Regulation S:

-  the sale was made in an offshore transaction;
-  no directed selling efforts were made in the United States  by  the  Company;
and
- purchasers were advised of offering restrictions in compliance with Rule 902(g) under the Securities Act of 1933, the sale was not made to a US person or for the account or benefit of a US person and the sale was made under the following conditions:

- the purchaser certified that it is not a US person and is not acquiring the securities for the account or benefit of any US person;
- the purchaser agreed to resell such securities only in accordance with the provisions of the Securities Act of 1933 or regulations applicable to their securities; and
- the securities contained a legend to the effect that transfer was prohibited unless the securities were first registered under the Securities Act of 1933 or resale was made pursuant to an exemption therefrom.

There was no principal underwriter for these issuances. The securities were not publically offered and were only offered to accredited investors or to persons not resident in the United States. No underwriting discounts or commissions were offered or paid in connection with the issuance of the units.

The Registrant relied upon the exemptions from registration under the Securities Act of 1933 which is provided by Regulation S and Regulation D Rule 506. Each purchaser was asked to confirm in writing that they were accredited investors (in the case of US residents) or that they were non-resident in the US. Investors residing outside of the US were advised of resale restrictions under the Regulation S exemption.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed reports on Form 8-K on April 22, 2002 and May 23, 2002. The report on Form 8-K on April 22, 2002 concerned a material distribution contract entered into by the Registrant with Hewlett Packard (Canada). The report on Form 8-K on May 23, 2002 concerned the Registrant's name change to Alternet Systems, Inc.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALTERNET SYSTEMS, INC.

Dated: August 8, 2002                 By:  /s/ Michael Dearden
                                    Michael Dearden, President and
Director


EXHIBIT INDEX

Number                  Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on November 7, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on November 7, 2000).

3.3 Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4 ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

3.5 Certificate of Amendment to Articles of Incorporation dated May 14, 2002 regarding the name change of the Registrant to Alternet Systems, Inc.

99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section
906 of the Sarbanes-Oxley Act of 2002


                                  EXHIBITS

    Exhibit 3.5: Certificate of Amendment to Articles of Incorporation

            DEAN HELLER         CERTIFICATE OF     Filed C17563-00
          Secretary of State       AMENDMENT         May 14, 2002
                   (Pursuant to NRS 78.385 and 78.390)
      In the office of:
      202 North Carson Street                          Dean Heller
      Carson City, Nevada 89701-4201                Secretary of State
      (775) 684-5708

Important: Read attached instructions before completing form

             Certificate of Amendment to Articles of Incorporation
                         For Nevada Profit Corporations
         (Pursuant to NRS 78.385 and 78.390 - After issuance of Stock)
                            -  Remit in Duplicate  -

1.  Name of Corporation:  SCHOOLWEB SYSTEMS, INC.

2. The articles have been amended as follows (provide article numbers, if available):

    Article 1: Change name to:

    ALTERNET SYSTEMS, INC.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favour of the amendment is: simple majority.

4.  Officer Signature (Required):

    /s/ Michael Dearden            /s/ Griffin Jones
------------------------           ------------------
        Michael Dearden                Griffin Jones

*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power of each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.

IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.


Nevada Secretary of State Form 78.385 PROFIT AMENDMENT 1999.01
Revised on: 07/21/01

EXHIBIT 99.1
Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarterly period ended June 30, 2002 (the Report) by Alternet Systems, Inc. (the Company), the undersigned, as the President of the Company (performing the functions of a Chief Executive Officer of the Company), hereby certifies pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael Dearden
Michael Dearden, President and Director

EXHIBIT 99.2
Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarterly period ended June 30, 2002 (the Report) by Alternet Systems, Inc. (the Company), the undersigned, as the Secretary and Treasurer of the Company (performing the functions of a Chief Financial Officer of the Company), hereby certifies pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/s/ Griffin Jones
Griffin Jones, Secretary, Treasurer and Director




11

13