Form 10QSB
period 2002-09-30
ALTERNET SYSTEMS INC
filed 2002-11-15
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     As of September 30, 2002, the Registrant had 15,858,085 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                TABLE OF CONTENTS
                                                                         PAGE

PART I - FINANCIAL INFORMATION                                              3

     ITEM 1  FINANCIAL STATEMENTS                                           3

             BALANCE SHEET AS OF SEPTEMBER 30, 2002                         3

             INTERIM STATEMENTS OF OPERATIONS FOR
             THE THREE MONTHS ENDED SEPTEMBER 30, 2002                      4

             INTERIM STATEMENTS OF CASH FLOWS FOR
             THE THREE MONTHS ENDED SEPTEMBER 30, 2002                      6

NOTES TO FINANCIAL STATEMENTS                                               7

     ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8

PART II - OTHER INFORMATION                                                 9

     ITEM 1  LEGAL PROCEEDINGS                                              9

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     9

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               9

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           9

     ITEM 5.  OTHER INFORMATION                                             9

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              9

SIGNATURE

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ALTERNET SYSTEMS INC.
                         (Formerly Schoolweb Systems Inc.)
                           (A Development Stage Company)
                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 2002

                                     (Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              ALTERNET SYSTEMS INC.
                        (Formerly Schoolweb Systems Inc.)
                          (A Development Stage Company)

                             CONSOLIDATED BALANCE SHEETS

                                              September 30        December 31
                                                  2002                 2001
                                               (Unaudited)         (Note 1)

                                        ASSETS

CURRENT ASSETS
Cash                                          $   19,254          $     5,669
Accounts receivable                               30,619                    -
Prepaid expenses                                   5,897                3,758
Inventory                                          6,057                    -

                                                  61,827                9,427

LICENSE RIGHTS, net of amortization of $10,500
(Note 4)                                          19,500               24,000
FURNITURE AND EQUIPMENT, net of depreciation of
$1,365 (2001 - $600)                               3,691                3,400

                                                  85,018               36,827

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  86,771               26,091
Deferred license revenue                           5,615                    -
Due to related parties (Note 6)                   12,542               33,486

                                                 104,928               59,577

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.00001 par value, 100,000,000
shares authorized
15,858,085 (2001 - 14,733,000) issued and
outstanding                                          158                  147
Additional paid-in capital                       559,571              242,302
Obligation to issue shares                        62,300                    -
Deficit accumulated during development stage    (636,898)            (263,249)
Accumulated other comprehensive loss              (5,041)              (1,950)
                                                 (19,910)             (22,750)
                                                  85,018               36,827

The accompanying notes are an integral part of these interim consolidated financial statements

                                   ALTERNET SYSTEMS INC.
                            (Formerly Schoolweb Systems Inc.)
                               (A Development Stage Company)

                       INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                         Three           Three        Nine         Nine        October 13
                                         months         months       months       months         2002
                                         ended           ended        ended        ended       (inception)
                                     September 30     September 30  September 30  September 30     to
                                       2002              2001         2002         2001        Sept 30 2002
                                                                                                  (Note 1)
HARDWARE SALES AND FEES              $   40,923       $         -   $   58,398    $       -    $     58,398

COST OF SALES                            46,090                 -       48,115            -          48,115

GROSS PROFIT (LOSS)                      (5,167)                -       10,283            -         10,283

EXPENSES
Depreciation and amortization             1,755             1,650        5,265        4,650         11,865
Consulting                               22,080                 -       60,916            -         78,216
License fees                             60,000            30,000      180,000       90,000        300,000
Office and general                       21,115             3,689       50,696       28,522        101,226
Marketing                                25,585            12,162       57,140       26,538         96,569
Professional fees                        10,134             8,450       29,915       15,611         59,305
                                        140,669            55,951      383,932      165,321        647,181

NET LOSS FOR THE PERIOD                (145,836)          (55,951)    (373,649)     (165,321)     (636,898)

BASIC NET LOSS PER SHARE                  (0.01)            (0.00)       (0.02)        (0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                   15,672,446        12,762,022   15,346,800    12,484,208






The accompanying notes are an integral part of these interim consolidated financial statements

                                   ALTERNET SYSTEMS INC.
                            (Formerly Schoolweb Systems Inc.)
                            (A Development Stage Company)

                         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                     Nine months    Nine months     Oct 13
                                        ended         ended         2000
                                      September      September      (inception)
                                       30, 2002      30, 2001       to September
                                                                    30, 2002
                                                                     (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period               $ (373,649)    $  (165,321)   $ (636,898)
Adjusted for item not involving cash:
Depreciation and amortization              5,265           4,650        11,865
Changes in operating assets and
liabilities:
Changes in accounts receivable           (30,619)              -       (30,619)
Changes in inventory                      (6,057)              -        (6,057)
Changes in prepaid expenses               (2,139)         (3,758)       (5,897)
Changes in deferred license revenue        5,615               -         5,615
Changes in accounts payable              140,680          15,743       179,931

NET CASH FLOWS USED IN OPERATING
ACTIVITIES                              (260,904)       (148,686)     (482,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from related parties       (20,944)         15,558        (8,596)
Obligation to issue shares                62,300               -        62,300
Proceeds on sale of common stock         237,280         138,100       457,633

NET CASH FLOWS FROM FINANCING
ACTIVITIES                               278,636         153,658       511,337

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets             (1,056)         (4,000)       (5,056)
Cash acquired on reverse acquisition
of SchoolWeb                                   -              74            74

NET CASH FLOWS USED IN INVESTING
ACTIVITIES                                (1,056)         (3,926)       (4,982)

EFFECT OF EXCHANGE RATE CHANGES ON CASH   (3,091)           (706)       (5,041)

INCREASE IN CASH                          13,585             340        19,254

CASH, BEGINNING OF PERIOD                  5,669               3             -

CASH, END OF PERIOD                       19,254             343        19,254

OTHER NON-CASH TRANSACTIONS:

During 2002 the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000.

The accompanying notes are an integral part of these interim consolidated financial statements

                              ALTERNET SYSTEMS INC.
                        (Formerly Schoolweb Systems Inc.)
                           (A Development Stage Company)
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on June 26, 2000 in the State of Nevada as North Pacific Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 19, 2001 the Company changed its name to Schoolweb Systems Inc. and on May 14, 2002 the Company changed its name to Alternet Systems Inc. ("Alternet" or the "Company"). On November 6, 2000, the Company filed a Form 10SB registration with the United States Securities and Exchange Commission ("SEC") and as a result is subject to the regulations governing reporting issuers in the United States.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

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

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are recognized upon completion and acceptance of installation by the purchasers.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

The book value of SW System's capital stock subsequent to the acquisition is calculated and allocated as follows:

SW Holdings capital stock                       $     153,103
Alternet net assets (liabilities)                      (7,904)
                                                $     145,199

Capital stock                                   $         137
Additional paid-in capital                            145,062

                                                $     145,199

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

NOTE 5 - CAPITAL STOCK

To September 30, 2002, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the period ended September 30, 2002, the Company completed a private placement of 510,000 units at a price of $.20 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to February 28, 2004.

During the period ended September 30, 2002, the Company completed private placements of 386,514 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share for two years.

The Company is in the process of completing a private placement of 193,000 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to October 2, 2004. To September 30, 2002, the Company had received total subscription proceeds of $62,300 in connection with this private placement which was completed subsequently.

At September 30, 2002 there were 375,000 warrants outstanding to purchase 375,000 common shares at a price of $0.50 per share to November 24, 2003; 510,000 warrants outstanding to purchase 510,000 common shares at a price of $0.50 per share to February 28, 2004, 100,000 warrants outstanding to purchase 100,000 common shares at a price of $0.50 per share to March 15, 2004, 140,000 warrants outstanding to purchase 140,000 common shares at a price of $0.50 per share to April 30, 2004, and 146,514 warrants outstanding to purchase 146,514 common shares at a price of $0.50 per share to July 18, 2004.

Effective June 3, 2002 the Company filed a Form SB-2 Registration Statement with the SEC for the registration of a total of 7,764,000 shares of the Company's common stock of which 6,639,000 are issued and outstanding and 1,125,000 will be reserved to be issued upon the exercise of 1,125,000 share purchase warrants.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002, certain directors were repaid for net cash advances and consulting fees owed totalling $20,944. At September 30, 2002 a total of $12,542 is owing to directors and shareholders. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the nine months ended September 30, 2002, the following amounts were incurred to directors of the Company or its subsidiary, and a company with a director in common.

                                                    Nine months
                                                       ended
                                                   September 30,
                                                   2002      2001

Consulting                                       $   45,319  $        -
License fees                                        180,000           -
Marketing                                            40,159      21,719

                                                 $ 265,478   $   21,719

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND FINANCIAL RESULTS

The Company' subsidiary, in January of 2001, entered into a software license agreement with Advanced Interactive Inc. ("AII") by which it acquired the North American rights to market and distribute AII's broadcast / caching software (the SchoolWeb software system it currently markets and distributes).

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

(a)  RESULTS OF OPERATIONS

With the closing of the SchoolWeb Agreement, the Company's results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. (formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term "Company" refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

For the quarter ending September 30, 2002, the Company had a net loss of $145,836 or $(0.01) per share. The net loss for the corresponding period of July 1, 2001, to September 30, 2001 was $55,591 or $(0.01) per share. The increased loss was due to: an increase in marketing expenses, consulting fees, professional fees, office expense and an increase in license fees due to Advanced Interactive Inc.

SALES

For the period ending September 30, 2002, the Company had sales of $40,923. During the corresponding period of July 1 2001 to September 30 2001, the Company had no sales. The increase in sales is attributable to the fact that the SchoolWeb and 1nterLink products were in development during the prior period and not ready for commercial sale.

EXPENSES

For the quarter ended September 30, 2002, the Company incurred general and administrative expenses of $21,115; marketing expenses of $25,585; consulting fees of $22,080; fees payable under the License Agreement of $60,000; and $10,134 in professional fees. For the corresponding period of July 1, 2001 to September 30, 2001, the Company had general and administrative expenses of $3,689; marketing expenses of $12,162; no consulting fees; fees payable under the License Agreement of $30,000 and professional fees of $8,450.

The increase in marketing, consulting and office and general expense this quarter, compared to the corresponding period of July 1 2001 to June 30 2002, is a result of increased activity in marketing the SchoolWeb and 1nterLink products since their commercial launch in May 2002. License fees payable to Advanced Interactive have increased to $20,000 per month compared to $10,000 per month during the period of July 1 2001 to September 30 2001, as per the License Agreement; and professional fees increased this quarter due to fees associated with achieving a public listing.

(b)  Liquidity and Capital Resources

As at September 30, 2002, the Company had $19,254 cash in the bank, accounts receivable of $30,619 and prepaid expenses of $5,897.
Inventory as of that date was $6,057.

The Company has installed an 1nterLink ISP system at the Heiltsuk aboriginal nation, located at Bella Bella, British Columbia, Canada. This system was installed in June 2002, and invoiced this quarter. Partial payment was received during this quarter, with the balance received subsequent to the quarter. The Company also installed and invoiced a SchoolWeb system during the quarter. It is likely that the Company will either entirely or partially dependant on raising capital or receiving advances from related parties in order to meet the continuing costs of marketing the Licensed Technology and, possibly, developing products other than the SchoolWeb software system which are based on the Licensed Technology (if available funds permit such development).

Audit Fees

During the period ended September 30, 2002, the Company incurred approximately $5,700 in fees to its principal independent accountant for all non-audit services (including reviews of the Company's quarterly financial statements).

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Registrant issued a total of 193,000 shares of common stock and 193,000 share purchase warrants (each share purchase warrant exercisable for a period of two years at an exercise price of $0.50 per warrant) for total consideration of $62,300.

These shares and warrants were issued to three persons who are non-US residents as that term is defined in the Securities Act of 1933 and the Rules and Regulations. The issuance was undertaken without registration under Regulation S. As a result, all three persons were advised that:

     - the shares and warrants had not been registered under the Securities Act of 1933;

     - the shares and warrants could not be resold in the United States or to a US resident person unless some other resale registration exemption was available to them;

     - the transfer of the shares was restricted under the Registrant's constating bylaws; and

     - other restrictions, such as short sale, were imposed by the issuance of the shares and warrants under Regulation S.

The three persons purchasing the 193,000 shares and 193,000 share purchase warrants represented and warranted to the Registrant in writing that they were purchasing the shares and share purchase warrants for their own account and not for any other person and further agreed to the restrictions imposed under Regulation S.

The Registrant intends to seek registration of the 193,000 shares and 193,000 share purchase warrants by inclusion of the three persons purchasing them as selling shareholders in its registration statement on Form SB-2 which is presently being reviewed by the SEC.

Proceeds from the sales of these securities have been applied to the general working capital of the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K.  The Registrant filed one report on
Form 8-K, filed September 12, 2002, during the quarterly period ended September 30, 2002.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALTERNET SYSTEMS, INC.

Dated: November 14, 2002                By:  /s/ Michael Dearden
                                        Michael Dearden, President and Director

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

99.1    Certification