Form 10KSB/A
period 2001-12-31
ALTERNET SYSTEMS INC
filed 2003-02-14
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHOOLWEB SYSTEMS INC.

(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1205 - 1095 West Pender Street
Vancouver, BC Canada
V6E 2M6
Telephone (604) 682-2778
Facsimile (604) 689-2778
Email rjl@labonteco.com

AUDITORS’ REPORT

To the Board of Directors and Stockholders of Schoolweb Systems Inc. (formerly North Pacific Capital Corp.)

We have audited the consolidated balance sheets of Schoolweb Systems Inc. (formerly North Pacific Capital Corp.) (A Development Stage Company) as at December 31, 2001 and 2000 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2001, the period from October 16, 2000 (inception) to December 31, 2000 and cumulatively, from October 16, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year ended December 31, 2001, the period from October 16, 2000 (inception) to December 31, 2000 and cumulatively, from October 16, 2000 (inception) to December 31, 2001in accordance with generally accepted accounting principles in the United States.

/s/ LaBonte & Co.

CHARTERED ACCOUNTANTS
February 28, 2002
Vancouver, B.C.

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors’ would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company’s ability to continue as a going concern. Our report to the directors and stockholders dated February 28, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors’ report when the uncertainties are adequately disclosed in the financial statements.

/s/ LaBonte & Co.

CHARTERED ACCOUNTANTS
February 28, 2002
Vancouver, B.C.

     SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

		(Note 1)

ASSETS

CURRENT ASSETS
Cash	$5,669	$3
Prepaid expenses	3,758	-

	9,427	-

LICENSE RIGHTS, net of amortization of $6,000 (Note 4)	24,000	-
FIXED ASSETS, net of depreciation of $600	3,400	-

	$36,827	$3

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$26,091	$-
Due to related parties (Note 6)	33,486	-

	59,577	-

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares authorized
14,733,000 (2000 – 20,000) issued and outstanding	147	3
Additional paid-in capital	242,302
Comprehensive loss	(1,950)	-
Deficit accumulated during development stage	(263,249)	-

	(22,750)	3

	$36,827	$3

The accompanying notes are an integral part of these consolidated financial statements

     SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

		October 13,	October 13,
	Year ended	2000 (inception)	2000
	December 31,	to December 31,	to December 31,
	2001	2000	2001

EXPENSES
Depreciation and amortization	$6,600	$-	$6,600
Consulting fees to related parties	17,300	-	17,300
License fees to related parties	120,000	-	120,000
Office and general	50,530	-	50,530
Marketing ($32,607 to a related party)	39,429	-	39,429
Professional fees ($3,000 to a related party)	29,390	-	29,390

NET LOSS FOR THE PERIOD	$(263,249)	$-	$(263,249)

BASIC NET LOSS PER SHARE	$(0.02)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,566,069	12,343,000

The accompanying notes are an integral part of these consolidated financial statements

     SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2001

				Deficit	Other
				Accumulated	compre-
			Additional	During	hensive
	Number of		paid-in	Development	income
	shares	Amount	capital	Stage	(loss)	Total

Issuance of common stock for cash at $.001 per share –
October 16, 2000	3,000	$3	$-	$-	$-	$3

Balance, December 31, 2000	3,000	3	-	-	-	3

Issuance of common stock for cash at $.007 per share –
May 24, 2001	5,500,000	5,500	33,000	-		38,500

Issuance of common stock for cash at $.01 per share –
June 4, 2001	4,010,000	4,010	36,090	-		40,100

Issuance of common stock for cash at $.15 per share –
June 8, 2001	330,000	330	49,170	-		49,500

Issuance of common stock for license agreement at
$.01 per share – June 29, 2001 (Note 4)	2,500,000	2,500	22,500	-		25,000

Schoolweb Holdings Inc. balance before reverse acquisition	12,343,000	12,343	140,760	-		153,103

Schoolweb Systems Inc. balance before reverse acquisition
(Note 5)	1,350,000	14	19	(7,937)	-	(7,904)

Issued to effect reverse acquisition	12,343,000	123	(123)	-	-	-

Reverse acquisition recapitalization adjustment	(12,343,000)	(12,343)	4,406	7,937	-	-

Schoolweb Systems Inc. balance after reverse acquisition	13,693,000	137	145,062	-	-	145,199

Issuance of common stock for license agreement at $
per share – September 10, 2001	500,000	5	4,995	-	-	5,000

Issuance of common stock for cash at $.10 per share –
September 11, 2001	100,000	1	9,999	-	-	10,000

Issuance of common stock for cash at $.10 per share –
November 5, 2001	50,000	1	4,999	-	-	5,000

Issuance of common stock for cash at $.15 per share –
November 8, 2001	15,000	-	2,250	-	-	2,250

Issuance of common stock for cash at $.20 per share –
November 24, 2001	375,000	3	74,997	-	-	75,000

Foreign exchange translation adjustment	-	-	-	-	(1,950)	(1,950)

Net loss for the year ended December 31, 2001	-	-	-	(263,249)	-	(263,249)

Balance, December 31, 2001	14,733,000	$147	$242,302	$(263,249)	$(1,950)	$(22,750)

Note: The statement of Stockholders’ Equity has been restated to reflect the reverse acquisition of Schoolweb Holdings Inc. Refer to Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements

     SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		October 13,	October 13,
	Year ended	2000 (inception)	2000 (inception)
	December 31,	to December 31,	to December 31,
	2001	2000	2001

			(Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(263,249)	$-	$(263,249)
Adjusted for item not involving cash:
Depreciation and amortization	6,600	-	6,600
Changes in operating assets and liabilities:
Accrued consulting fees	17,300	-	17,300
Changes in prepaid expenses	(3,758)	-	(3,758)
Changes in accounts payable	21,951	-	21,951

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(221,156)	-	(221,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	12,348	-	12,348
Proceeds on sale of common stock	220,350	3	220,353

NET CASH FLOWS FROM FINANCING ACTIVITIES	232,698	3	232,698

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	(4,000)	-	(4,000)
Cash acquired on reverse acquisition of SchoolWeb (Note 3)	74	-	74

NET CASH FLOWS FROM INVESTING ACTIVITIES	(3,926)	-	(3,926)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,950)	-	(1,950)

INCREASE IN CASH	5,666	3	5,669

CASH, BEGINNING OF PERIOD	3	-	-

CASH, END OF PERIOD	$5,669	$3	$5,669

OTHER NON-CASH TRANSACTION:
During 2001 the Company issued a total of 3,000,000 common shares for a license agreement at $.01 per share. (Note 4)

The accompanying notes are an integral part of these consolidated financial statements

SCHOOLWEB SYSTEMS INC.

(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on June 26, 2000 in the State of Nevada as North Pacific Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 19, 2001 the Company changed its name to Schoolweb Systems Inc. (“SW Systems” or the “Company”). On November 6, 2000, the Company filed a Form 10SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

By agreement dated July 2, 2001 and completed September 10, 2001, SW Systems issued 12,343,000 shares of restricted common stock to the shareholders of Schoolweb Holdings Inc. (“SW Holdings”), a development stage company incorporated October 13, 2000 in the State of Nevada, in exchange for all of the issued and outstanding shares of SW Holdings.

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

SW Holdings, through a License Agreement dated January 1, 2001, will distribute, market, sell and license in the United States and Canada, certain proprietary software and hardware systems technology known as “SchoolWeb” used for caching Internet and multimedia files on special servers (refer to Note 4).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and further losses are anticipated before the Company reaches a commercial stage raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SW Holdings and Schoolweb Systems (Canada) Ltd. which have been accounted for as a reverse acquisition. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are shown net of hardware acquisition costs and are recognized upon completion and acceptance of installation.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill not be amortized. SFAS requires that the Company review goodwill at least annually to determine if an impairment has occurred and if so that goodwill should be reduced accordingly. The Company has determined that the implementation of this standard will not have any impact on its financial statements.

NOTE 3 – ACQUISITION OF SW HOLDINGS

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

The book value of SW System’s capital stock subsequent to the acquisition is calculated and allocated as follows:

SW Holdings capital stock	$153,103
SW Systems net assets (liabilities)	(7,904)

$145,199

Capital stock	$137
Additional paid-in capital	145,062

$145,199

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
DECEMBER 31, 2001 AND 2000

NOTE 3 – ACQUISITION OF SW HOLDINGS (con’t)

For the period from October 13, 2000 (inception) to September 10, 2001 the weighted average number of common shares outstanding is deemed to be 12,343,000 being the number of shares issued by SW Systems in connection with the acquisition of SW Holdings.

NOTE 4 - LICENSE AGREEMENT

By agreement dated January 1, 2001, SW Holdings entered into an agreement with Advanced Interactive Inc. (“AII”) and Advanced Interactive (Canada) Inc. (“AIC”) whereby SW Holdings acquired exclusive and non-exclusive rights and licenses to commercialise, distribute and market SW Holdings related licensed technology, products and services in the United States and Canada for a period of five years. SW Holdings must pay royalties equal to 40% of net revenue received plus $10,000 per month in the first year, $20,000 per month in year two, and increasing by $8,000 per month in each of the subsequent years to a maximum of $84,000 per month. After year three, the monthly payment is reduced by the amount of royalties otherwise payable. In addition SW Holdings issued 2,500,000 shares on June 29, 2001 valued at $.01 per share or $25,000.

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AI and AIC would receive an additional 500,000 shares valued at $5,000 which SW Systems issued on September 10, 2001.

Also effective September 10, 2001 the President and director of AII and AIC became a director of the Company.

NOTE 5 – CAPITAL STOCK

To December 31, 2001, the Company has not granted any stock options and has not recorded any stock-based compensation.

SW System’s capital stock transactions prior to reverse acquisition are as follows:

				Deficit
				Accumulated
			Additional	During
	Number of		paid-in	Development
	shares	Amount	capital	Stage	Total

Issuance of common stock for cash at $.001 per share
– June 26, 2000	3,000	$-	$3	$-	$3
Issuance of common stock for cash at $.001 per share
- September 13, 2000	17,000	1	16	-	17
Net loss for the period June 26, 2000 (inception)
to December 31, 2000	-	-	-	(4,280)	(4,280)

Balance, December 31, 2000	20,000	1	19	(4,280)	(4,260)
Issuance of common stock for cash at $.00001 per share
– May 17, 2001	1,000,000	10	-	-	10
Issuance of common stock for cash at $.001 per share
– May 18, 2001	230,000	2	-	-	2
Issuance of common stock for cash at $.001 per share
– June 1, 2001	100,000	1	-	-	1
Loss from January 1, 2001 to date of reverse take-over	-	-	-	(3,657)	(3,657)

SW Systems balance before reverse acquisition	1,350,000	$14	$19	$(7,937)	$(7,904)

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, certain directors and shareholders provided cash loans totalling $12,348. In addition, consulting fees of $17,300 were accrued to two directors, and $3,838 was acquired in connection with the reverse acquisition described in Note 3. At December 31, 2001 a total of $33,486 is owing to these directors and shareholders. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the year ended December 31, 2001, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

Consulting	$17,300
License fees	120,000
Marketing	32,607
Professional fees	3,000

$172,907

Of the amounts incurred above, the $120,000 license fees were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company.

NOTE 7 – INCOME TAXES

The Company and its subsidiaries have tax losses which may be available to reduce future year’s taxable income, that result in deferred tax assets. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and losses to date. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 8 – SUBSEQUENT EVENT

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