Form 10QSB/A
period 2002-03-31
ALTERNET SYSTEMS INC
filed 2003-02-14
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31909

SCHOOLWEB SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0473897
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHOOLWEB SYSTEMS INC.

(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note 1)

ASSETS

CURRENT ASSETS
Cash	$7,781	$5,669
Prepaid expenses	4,074	3,758
Inventory	6,057	-

	17,912	9,427

LICENSE RIGHTS, net of amortization of $7,500 (Note 4)	22,500	24,000
FIXED ASSETS, net of depreciation of $855	3,145	3,400

	$43,557	$36,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$26,989	$26,091
Due to related parties (Note 6)	11,433	33,486

	38,422	59,577

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares authorized
15,343,000 (2001 – 14,733,000) issued and outstanding	153	147
Additional paid-in capital	379,296	242,302
Accumulated comprehensive loss	(3,505)	(1,950)
Deficit accumulated during development stage	(370,809)	(263,249)

	5,135	(22,750)

	$43,557	$36,827

The accompanying notes are an integral part of these interim consolidated financial statements

     SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			October 13,
	Three months	Three months	2000
	ended March	ended March	(inception) to
	31, 2002	31, 2001	March 31, 2002

			(Note 1)

HARDWARE SALES	$825	$-	$825

EXPENSES
Depreciation and amortization	1,755	-	8,355
Consulting	16,955	-	34,255
License fees	60,000	30,000	180,000
Office and general	10,286	6,038	60,816
Marketing	15,846	4,231	55,275
Professional fees	3,543	1,320	32,933

	108,385	41,589	371,634

NET LOSS FOR THE PERIOD	$(107,560)	$(41,589)	$(370,809)

BASIC NET LOSS PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,910,445	12,343,000

The accompanying notes are an integral part of these interim consolidated financial statements

     SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			October 13,
	Three months	Three months	2000
	ended March	ended March	(inception) to
	31, 2002	31, 2001	March 31, 2002

			(Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(107,560)	$(41,589)	$(370,809)
Adjusted for item not involving cash:
Depreciation and amortization	1,755	-	8,355
Changes in operating assets and liabilities:
Accrued consulting fees	(17,300)	-	-
Changes in inventory	(6,057)	-	(6,057)
Changes in prepaid expenses	(316)	-	(4,074)
Changes in accounts payable	898	-	22,849

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(128,580)	(41,589)	(349,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from related parties	(4,753)	16,267	7,595
Proceeds on sale of common stock	137,000	31,424	357,353

NET CASH FLOWS FROM FINANCING ACTIVITIES	132,247	47,691	364,948

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	-	(4,000)	(4,000)
Cash acquired on reverse acquisition of SchoolWeb (Note 3)	-	-	74

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(4,000)	(3,926)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,555)	-	(3,505)

INCREASE IN CASH	2,112	2,102	7,781

CASH, BEGINNING OF PERIOD	5,669	3	-

CASH, END OF PERIOD	$7,781	$2,105	$7,781

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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
MARCH 31, 2002 AND 2001

(Unaudited)

NOTE 3 – ACQUISITION OF SW HOLDINGS (con’t)

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

At March 31, 2002 there were 510,000 warrants outstanding to purchase 510,000 common shares at a price of $0.50 per share to February 28, 2004, 375,000 warrants outstanding to purchase 375,000 common shares at a price of $0.50 per share to November 24, 2003, and 100,000 warrants outstanding to purchase 100,000 common shares at a price of $0.50 per share to March 15, 2004.

SCHOOLWEB SYSTEMS INC.
(Formerly North Pacific Capital Corp.)
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, certain directors were paid for accrued consulting fees of $17,300 and were repaid cash advances totalling $4,753. At March 31, 2002 a total of $11,433 is owing to directors and shareholders. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the three months ended March 31, 2002, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	March 31,	March 31,
	2002	2001

Consulting	$14,750	$-
License fees	60,000	-
Marketing	14,401	4,231
Professional fees	6,420	-

	$95,571	$4,231

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

SCHOOLWEB SYSTEMS, INC.

Dated: May 15, 2002	By: /s/ Michael Dearden
Michael Dearden,
President and Director

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4	By-Laws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)