Form 10QSB/A
period 2002-06-30
ALTERNET SYSTEMS INC
filed 2003-02-14
CIK 1126003

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

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

TABLE OF CONTENTS
                                                                       PAGE

PART I -   FINANCIAL INFORMATION                                         3

ITEM 1.    FINANCIAL STATEMENTS                                          3

           BALANCE SHEET AS OF MARCH 31, 2002                            3

           INTERIM STATEMENTS OF OPERATIONS FOR
           THE THREE MONTHS ENDED MARCH 31, 2002                         4

           INTERIM STATEMENTS OF CASH FLOWS FOR
           THE THREE MONTHS ENDED MARCH 31, 2002                         4

           NOTES TO FINANCIAL STATEMENTS                                 6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11

PART II -  OTHER INFORMATION                                            13

ITEM 1.    LEGAL PROCEEDINGS                                            13

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                    13

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                              14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                      14

ITEM 5.    OTHER INFORMATION                                            14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURE

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

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           ALTERNET SYSTEMS INC.
                     (Formerly Schoolweb Systems Inc.)
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2002         2001
------------------------------------------------------------------------------
                                                    (Unaudited)     (Note 1)

                                  ASSETS
CURRENT ASSETS
  Cash                                               $   2,665       $   5,669
  Accounts receivable                                   14,625               -
  Prepaid expenses                                       4,194           3,758
  Inventory                                              6,057               -
------------------------------------------------------------------------------
                                                        27,541           9,427

LICENSE RIGHTS,
net of amortization of $9,000 (Note 4)                  21,000          24,000
FIXED ASSETS, net of depreciation of $1,110
(2001 - $600)                                            2,890           3,400
------------------------------------------------------------------------------
                                                     $  51,431       $  36,827
===============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $  77,046       $  26,091
  Due to related parties (Note 6)                        8,970          33,486
------------------------------------------------------------------------------
                                                        86,016          59,577
------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock (Note 5)
    Common stock, $0.00001 par value,
    100,000,000 shares authorized
    15,580,371 (2001 - 14,733,000)
    issued and outstanding                                 156             147
  Additional paid-in capital                           460,873         242,302
  Accumulated comprehensive loss                        (4,552)         (1,950)
  Deficit accumulated during development stage        (491,062)       (263,249)
-------------------------------------------------------------------------------
                                                       (34,585)        (22,750)
-------------------------------------------------------------------------------
                                                     $  51,431       $  36,827
===============================================================================

             The accompanying notes are an integral part of these interim consolidated financial statements

                            ALTERNET SYSTEMS INC.
                      (Formerly Schoolweb Systems Inc.)
                        (A Development Stage Company)

              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                               Three     Three      Six       Six      Oct 13,
                               months    months    months    months     2000
                               ended     ended     ended     ended   (inception)
                              June 30,  June 30,  June 30,  June 30,  to June
                               2002      2001       2002      2001    30, 2002
--------------------------------------------------------------------------------
                                                                       (Note 1)

HARDWARE SALES              $ 14,625   $  -     $  15,450    $   -    $  15,450
--------------------------------------------------------------------------------
EXPENSES
  Depreciation and
  Amortization                 1,755     3,000      3,510      3,000     10,110
  Consulting                  21,881      -        38,836       -        56,136
  License fees                60,000    30,000    120,000     60,000    240,000
  Office and general          19,295    18,795     29,581     24,833     80,111
  Marketing                   15,709    10,145     31,555     14,376     70,984
  Professional fees           16,238     5,841     19,781      7,161     49,171
--------------------------------------------------------------------------------
                             134,878    67,781    243,263    109,370    506,512
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD    $(120,253) $(67,781) $(227,813) $(109,370) $(491,062)
================================================================================

BASIC NET LOSS PER SHARE   $   (0.01) $  (0.01) $  (0.02)  $  (0.01)
====================================================================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING      15,439,579 12,343,000 15,175,483 12,343,000
=====================================================================

         The accompanying notes are an integral part of these interim consolidated financial statements

                           ALTERNET SYSTEMS INC.
                     (Formerly Schoolweb Systems Inc.)
                       (A Development Stage Company)

              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                   October 13,
                                       Six months   Six months        2000
                                       ended June   ended June    (inception)
                                        30, 2002     30, 2001   to June 30, 2002
--------------------------------------------------------------------------------
                                                                     (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period               $(227,813)   $(109,370)     $(491,062)
  Adjusted for item not involving cash:
    Depreciation and amortization           3,510        3,000         10,110
  Changes in operating assets
  and liabilities:
    Accrued consulting fees               (17,300)        -              -
    Changes in accounts receivable        (14,625)        -           (14,625)
    Changes in inventory                   (6,057)        -            (6,057)
    Changes in prepaid expenses              (435)        -            (4,194)
    Changes in accounts payable            50,955       14,395         72,906
--------------------------------------------------------------------------------
NET CASH FLOWS USED IN
OPERATING ACTIVITIES                     (211,766)     (91,975)      (432,922)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances (to) from related parties       (7,216)      20,985          5,132
  Proceeds on sale of common stock        218,580      128,100        438,933
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES  211,364      149,085        444,065
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets              -          (4,000)        (4,000)
  Cash acquired on reverse acquisition
  of SchoolWeb                               -            -                74
--------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING
ACTIVITIES                                   -          (4,000)        (3,926)
--------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES
ON CASH                                    (2,602)        -            (4,552)
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                (3,004)      53,110          2,665

CASH, BEGINNING OF PERIOD                   5,669            3           -
-------------------------------------------------------------------------------

CASH, END OF PERIOD                     $   2,665    $  53,113       $  2,665
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

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are shown net of hardware acquisition costs and are recognized upon completion and acceptance of installation by the purchasers.

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

The book value of SW System's capital stock subsequent to the acquisition is calculated and allocated as follows:

          SW Holdings capital stock           $  153,103
          Alternet net assets (liabilities)       (7,904)
                                              -----------
                                              $  145,199
                                              ===========
          Capital stock                       $      137
          Additional paid-in capital             145,062
                                              -----------
                                              $   145,199

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

During the period ended June 30, 2002, the Company completed a private placement of 140,000 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to April 30, 2004.

The Company is in the process of completing a private placement of 146,514 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to July 18, 2004. To June 30, 2002, the Company had received total subscription proceeds of $32,580 and issued a total of 97,371 units in connection with this private placement.

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

                         Six months ended June 30,
                             2002      2001
                         ------------------------
         Consulting      $   29,096   $    -
         License fees       120,000        -
         Marketing           25,921      14,376
                         ------------------------
                         $  175,017   $  14,376
                        =========================

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

NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company received $18,700 towards the purchase of 53,429 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to July 18, 2004.


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

                                        ALTERNET SYSTEMS, INC.

Dated: February 13, 2003            By:  /s/ Michael Dearden
                                    Michael Dearden, President and
Director


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