Form 10KSB
period 2002-12-31
ALTERNET SYSTEMS INC
filed 2003-03-28
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO _________________________

COMMISSION FILE NUMBER: 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of Company as specified in its charter)

Nevada	88-0473897
(State or jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

#610-815 West Hastings Street, Vancouver, British Columbia	V6C 1B4
(Address of principal executive offices)	(Zip Code)

Company’s telephone number: (604) 608-2540

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Company had $68,768 in revenues for the fiscal year ended on December 31, 2002.

Of the 16,144,085 shares of voting stock of the Company issued and outstanding as of December 31, 2002, 6,252,514 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2002 was $2,188,380.

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements often are identifiable by their use of words such as “may”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other variations of these terms or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and Analysis” and include elsewhere in this report.

PART I.

ITEM 1.      BUSINESS.

Company History and Business

     Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000 under the name North Pacific Capital Corp. On June 26, 2000 the Company increased its authorized share capital from 20,000 shares with no par value to 100,000,000 shares with a par value of $0.00001. On December 20, 2001 the Company received shareholder approval to change its name from North Pacific Capital Corp. to its present name “SchoolWeb Systems Inc.”.

     On April 26, 2002, the Company received shareholder approval to change its name from SchoolWeb Systems Inc. to Alternet Systems, Inc. and in May of 2002 this change of name was completed.

AI Systems Group, Inc., the wholly owned subsidiary of the Company, was incorporated in the State of Nevada on October 13, 2000 under the name of Alternet Systems, Inc. On January 1, 2001 it entered into a software license agreement (the “License Agreement”) with Advanced Interactive Inc. and its subsidiary, Advanced Interactive (Canada) Inc. (collectively, “AII”). On July 3, 2001 the company’s name was changed to “SchoolWeb Holdings Inc.”. In June of 2002, the company’s name was changed to “AI Systems Group, Inc.”, its present name.

On July 2, 2001, the Company entered into an agreement (the “Share Exchange Agreement”) to purchase all of the 12,343,000 outstanding shares of common stock of SchoolWeb Holdings Inc. in exchange for 12,343,000 shares of common stock of the Company, in a transaction in which the Company was the surviving corporation. The 12,343,000 shares of common stock represented approximately 86% of the issued and outstanding shares of common stock as of September 30, 2001.

Under the terms of the Share Exchange Agreement, AII, which had licenced software to SchoolWeb under the terms of a software license agreement (the “License Agreement”) dated January 1, 2001 as amended June 29, 2001 and September 10, 2001, acquired a total of 3,000,000 shares of common stock upon closing of the Share Exchange Agreement.

As a result of the closing of the Share Exchange Agreement, Mr. Michael Dearden and Mr. Griffin Jones, who were concurrently appointed as Directors, acquired 17.85% and 17.84% of the issued and outstanding, at the time, shares of common stock respectively.

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

Michael Dearden, Greg Protti, Patrick Fitzsimmons, Brandon Douglas, Griffin Jones and Karim Lakhani were appointed to the board of directors of the Company when the Company purchased AI Systems Group, Inc.

Alternet Systems, Inc. distributes, markets and sells Internet access systems and software, marketed under the names “SchoolWeb Systems”, “1nterlink”, “Community Link” and “HealthWeb” (collectively, the “Licensed Technology”).

Alternet licenses the Licensed Technology from Advanced Interactive Inc. (“AII”) under the terms of a license agreement (the “License Agreement”) which has a term commencing on January 1, 2001.

The License Agreement grants Alternet and its subsidiary, AI Systems Group, Inc., for a term of five (5) years renewable for an additional five (5) years, the exclusive right to distribute, market, sell and sub-license the Licensed Technology in the US and Canada for educational related purposes and grants SchoolWeb Holdings Inc., for a period of five (5) years renewable for an additional five (5) years, the non-exclusive worldwide right to distribute, market, sell and license the “OfficeServer” portion of the Licensed Technology. Under the terms of the License Agreement, SchoolWeb Holdings Inc. must pay to AII the sum of $10,000 per month in year one, $20,000 per month in year two and increased payments in subsequent years. AII also receives a royalty of 40% on net revenue realized from SchoolWeb Holding Inc.’s sales of the Licensed Technology which, after the first three years of the License Agreement, is subtracted from the amount of the specified monthly payment.

The SchoolWeb software is the first Internet access system developed specifically for schools. The SchoolWeb system delivers up to ten times more user capacity than a telecom line system of equivalent cost and provides students with e-mail and website hosting capabilities.

Each basic SchoolWeb “system” or software / hardware package is comprised of the SchoolWeb Librarian software, Linux Operating System, a network server, redundant file system, software configuration, uninterruptible power supply, satellite or cable port, SchoolWeb user license, 24 hour technical support (provided by AII through the License Agreement), On-site installation and training (provided by resellers and distributors), system maintenance and 5X9 on-site warranty.

The Company’s Internet access system and software is presently installed in 75 schools and communities in Canada under the names “SchoolWeb” and “1nterlink”.

Installation of 4 test servers in Hawaii and Washington has been completed and the Company is seeking US distributors of its products.

In the fall of 2001, Hewlett Packard (Canada) expressed an interest in acquiring from the Company some or all of its rights under the License Agreement. On March 3, 2003 Hewlett Packard (Canada) and AII entered into an agreement (the “Hewlett Packard Agreement”) where Hewlett Packard agrees to market and distribute the software which Alternet had licensed from AII under the License Agreement.

Because of the distribution capacity of Hewlett Packard (Canada), and the relative lack of distribution and sales capacity of the Company, management of the Company believed it to be in the Company’s best interest to consent to the Hewlett Packard Agreement. In exchange for Hewlett Packard (Canada)’s agreement to market and distribute the Licensed Technology, the Company and AII have agreed to use Hewlett Packard hardware whenever sales of the Licensed Technology are made (provided that Hewlett Packard is able to provide the hardware). The Company and AII have also agreed to give Hewlett Packard Finance (a division of Hewlett Packard) the right of first refusal to provide lease financing for sales of the Licensed Technology (by the Company or any other party). The Hewlett Packard agreement has not yet been renewed and the Company has not entered into negotiations with Hewlett Packard concerning renewal. The agreement with Hewlett Packard expired on March 3, 2003.

Because SchoolWeb is a new software technology, acceptance of the SchoolWeb software (the Company believes) must be preceded by a test period of placing the SchoolWeb software and servers in schools for as long as a year to build comfort with the system and generate (after the test period has been completed) orders and revenue. The Company has found, in dealing with potential clients, that a new software system or company has to prove itself before a sale can be made. Testing is the easiest way of accomplishing this (SchoolWeb software does not, at this time, have the established reputation of software, like Microsoft Word or Outlook Express (for example) which most potential customers are aware of and know will meet their needs).

For example, the SchoolWeb system and software were installed on a test basis in Burnaby School District in Vancouver, Canada for almost two years prior to Burnaby School District placing an order for installation in 52 schools. This installation was completed in February of 2003.

SchoolWeb has applied for trademark rights in the United States and Canada for the trademark “SchoolWeb”. The initial application was filed in Canada on March 30, 2001 and it is expected that this mark will be granted in Canada in the second quarter of 2003. The trademark is expected to be registered on the supplemental register in the United States as the United States trademark was applied for based on the Canadian trademark application. Once a company has used a supplemental register mark in the United States for five years, the company’s mark is placed on the full register. In the meantime, its rights in the United States are protected.

Upon completion of the registration of SchoolWeb as a trademark the Company anticipates that it will begin the process of registering the “1nterlink”, “HealthWeb” and “CommunityWeb” names. There can be no guarantee that all, or any, of these names will be successfully registered in the United States or Canada.

The Company has packaged other products using the Licensed Technology including the “Interlink” software package, software using the SchoolWeb software but specifically packaged for and directed at First Nations (indigenous or aboriginal) communities.

ITEM 2.      PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company rents its office premises in Vancouver on a month to month basis for $2,000 per month.

ITEM 3.      LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. The directors, promoters and officers of the Company also are not part to any material legal proceedings and, to the best of the Company’s knowledge, no such action by or against those persons has been threatened.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended December 31, 2002, the Company submitted the following matters to a vote of its security holders:

Change of Name:

The Company requested shareholders to approve a change of its name from SchoolWeb Systems, Inc. to Alternet Systems, Inc., its present name, at its meeting of shareholders held on April 26, 2002. Shareholders approved the change of name and the change of name was effected in May of 2002.

Other Matters:

Other than the change of name described above, the Company only submitted to a vote of its security holders those issues which shareholders approve in the normal course of a meeting of shareholders (appointment of directors and appointment of auditors for the ensuing year).

PART II.

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

The Company’s common stock is traded on the NASD’s OTCBB. The first trades were completed on March 14 , 2003 with Public Securities Inc. of Spokane, Washington as the Company’s sole market makers. Public Securities Inc. has a 30 day exclusive right to act as market makers for the Company’s securities and this exclusive right expires on April 13, 2003.

(b) Holders of Common Equity.

As of December 31, 2002, there were 72 shareholders of record of the Company’s common stock with 16,144,085 common shares issued and outstanding.

There are a total of 1,557,514 warrants outstanding as of December 31, 2002. Each of these warrants entitles the holder to purchase one common share of the Company for a period of two years at an exercise price of $0.50. The expiry dates of these warrants varies and their expiry dates are set out in Note 5 to the financial statements attached hereto.

The shareholders of the Company, in a previous financial year, had approved a Stock Option Plan which would allow the Company to grant up to 1,000,000 incentive stock options. No stock options have yet been issued under this Stock Option Plan.

(c) Dividends.

The Company has not declared or paid cash dividends to stockholders. The Board of Directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend on the Company’s earnings, capital requirements and other factors.

(d) Equity Securities Sold Without Registration during the year ended December 31, 2002.

At January 1, 2002 the Company had a total of 14,733,000 shares of common stock issued and outstanding.

On March 1, 2002 the Company issued a total of 510,000 units at $0.20 per unit, each unit comprised of one common share and one share purchase warrant entitling the holder to purchase one share for $0.50 for a period of two years. The issuance of units was made to 13 persons, all of whom were non-US residents as defined in Regulation S.

On March 15, 2002 the Company issued a total of 100,000 units at $0.35 per unit, each unit comprised of one common share and one share purchase warrant entitling the holder to purchase one share for $0.50 for a period of two years. The issuance of units was made to 3 persons, all of whom were non-US residents as defined in Regulation S.

On April 30, 2002 the Company issued a total of 140,000 units at $0.35 per unit, each unit comprised of one common share and one share purchase warrant entitling the holder to purchase one share for $0.50 for a period of two years. The issuance of units was made to 5 persons, all of whom were non-US residents as defined in Regulation S.

On June 27, 2002 the Company issued a total of 97,371 units at $0.35 per unit, each unit comprised of one common share and one share purchase warrant entitling the holder to purchase one share for $0.50 for a period of two years. The issuance of units was made to 5 persons, all of whom were non-US residents as defined in Regulation S.

On July 8, 2002 the Company issued a total of 49,143 units at $0.35 per unit, each unit comprised of one common share and one share purchase warrant entitling the holder to purchase one share for $0.50 for a period of two years. The issuance of units was made to 3 persons, all of whom were non-US residents as defined in Regulation S.

On September 11, 2002 the Company issued a total of 228,571 shares at $0.35 per share in settlement of a debt to AII as disclosed in its report on Form 8-K filed on September 12, 2002. As AII is an affiliate of the Company and its largest shareholder, this sale of securities was exempt from registration pursuant to Section 5 of the Securities Act of 1933 as AII is not a member of the public relative to the Company.

On October 9, 2002 the Company issued a total of 193,000 units at $0.35 per unit, each unit comprised of one common share and one share purchase warrant entitling the holder to purchase one share for $0.50 for a period of two years. The issuance of units was made to 5 persons, all of whom were non-US residents as defined in Regulation S.

On December 16, 2002 the Company issued a total of 93,000 units at $0.35 per unit, each unit comprised of one common share and one share purchase warrant entitling the holder to purchase one share for $0.50 for a period of two years. The issuance of units was made to 3 persons, all of whom were non-US residents as defined in Regulation S.

Where the offerings described above were undertaken under Regulation S they were made under Rule 903 (Category 3, equity securities) and:

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

No commission or finder’s fees were paid by the Company in connection with any of the sales of securities listed above.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company’s actual results to differ materially from such statements. These factors, risks and uncertainties include the relatively short operating history of the Company; market acceptance and availability of products and services, the impact of competitive products, services and pricing, possible delays in the shipment of new products, and the availability of sufficient financial resources to enable the Company to expand its operations.

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Revenue Recognition

The Company licenses its Software on a prepaid basis for terms ranging from one to three years. The Company recognizes license revenues on a straight-line basis over the license term upon completion of the required hardware and software installations and upon acceptance by the purchasers. License fees paid in advance are recorded as deferred revenue.

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are recognized upon completion and acceptance of installation by the purchasers.

(a) Results of Operations

The year ended December 31, 2002 (the “2002 period”) compared to the year ended December 31, 2001 (the “2001 period”).

Net Sales

The Company reported net sales of $68,768 for the 2002 period. No sales were reported for the 2001 period.

The increase in sales was the result of the Company’s completion of product development and sales force training during the 2002 period and subsequent installation of its products in a number of sites.

Gross Profit

The Company’s gross profit for the 2002 period was $18,865. No comparable figure is available for the 2001 period as no sales were made in the 2001 period.

Selling, General and Administrative

For the year ended December 31, 2002, the Company incurred general and administrative expenses of $73,998, marketing expenses of $82,679; fees payable under the License Agreement of $240,000; and $51,740 in professional fees.

This compares to the year ended December 31, 2001 when the Company incurred general and administrative expenses of $50,530; marketing expenses of $39,429; fees payable under the License Agreement of $120,000; and $29,390 in professional fees.

The increase in SG&A expenses was a result of increased activity in marketing SchoolWeb and associated products and an additional $120,000 of fees payable under the terms of the License Agreement. Professional Fees increased due to the Company’s efforts to complete an SB2 registration statement with the SEC and to commence trading on the NASD’s OTCBB.

Net Loss

For the year ended December 31, 2002 the Company had a net loss of $(511,157) or $0.03 per share. This compared to a net loss of $(263,249) for the year ended December 31, 2001 which represented a net loss of $0.02 per share.

The increase in net loss was due to increased operating expenses associated with marketing the Company’s products, increased professional fees and increased License Agreement payments. The increased License Agreement payments accounted for $120,000 of the increase alone.

(b) Liquidity and Capital Resources

As at December 31, 2002, the Company had working capital of $(110,194). The Company had $203 cash in the bank and had prepaid $3,758 in expenses. As at December 31, 2001 had working capital of $(22,750), $5,669 cash in the bank and had prepaid $3,758 in expenses.

As at December 31, 2002, the Company had accounts receivables of $17,125.

The Company realized cash flow from the SchoolWeb software system in the third quarter of 2002 with sales revenues of $68,768. The Company anticipates that it will realize further revenues throughout the year ending December 31, 2003 including approximately $100,000 in revenues from the installation of the Burnaby School District systems expected early in the second quarter of the 2003 period. The Company cannot, at this time, give any reliable indication or prediction of the amount of the revenue given its limited operating history.

It is likely that the Company will be either entirely or partially dependant on raising capital or receiving advances from related parties in order to meet the continuing costs of marketing the Licensed Technology and, possibly, developing products other than the SchoolWeb software system which are based on the Licensed Technology (if available funds permit such development). No plans presently exist for expenditure of funds on Research and Development and AII, under the terms of the License Agreement, are in part responsible for developing the Licensed Technology and updating it to meet customer needs.

The Company anticipates that its CommunityWeb, HealthWeb and 1nterlink products will begin generating additional revenue in the year ending December 31, 2003. The Company cannot, at this time, give any reliable indication or prediction of the amount of the revenue given its limited operating history and the recent introduction of these products.

The Company does not anticipate additional hirings until such time as its working capital position permits it to make additional hirings in the areas of marketing and sales. The Company believes that its present workforce is sufficient to meet its ongoing administrative needs.

Management believes, based upon current circumstances, that it will be able to secure adequate capital resources to support expected operating levels for the next twelve months. See Note 1 in the attached consolidated financial statements regarding the Company as a going concern.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards no. 141 (“SFAS 141”), “Business Combinations”, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 has not had a material impact on the Company’s financial position or results of operation.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Qualitative and Quantitative Disclosure about Market Risk

The Company is exposed to certain market risks in the areas of currency exchange rates because of its operations in Canada and the United States.

While the currency exchange rates between the Canadian and the US dollar varied throughout the periods presented, these currency exchange rates have typically and historically varied less than the value of the US dollar versus other less stable currencies (those of undeveloped nations) and did not, in management’s view, materially affect the Company’s results in the period presented.

Audit Committee

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company’s financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to:

(i)	serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system;
(ii)	review and appraise the audit efforts of the Company’s independent accountants;
(iii)	evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations;
(iv)	oversee management's establishment and enforcement of financial policies and business practices; and
(v)	provide an open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence. It has concluded that, as the non-audit services provided by the Company’s principal independent accountants have related only to review of regulatory filings with the SEC and not to other possible services such as financial consulting or management consulting, independence has not been compromised.

Audit Fees

As of the date of this Annual Report, the Company has incurred approximately $10,900 in fees during fiscal year ended December 31, 2002 to its principal independent accountant for professional services rendered in connection with the Company’s audited financial statements and for all other non-audit services (including reviews of the Company’s quarterly financial statements). None of these non-audit services included fees for consulting services.

ITEM 7.      FINANCIAL STATEMENTS.

Consolidated financial statements as of and for the year ended December 31, 2002 and 2001 are presented in a separate section of this report following Part IV.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company’s two most recent fiscal years there were no disagreements with the Company’s accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

PART III.

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Officers and Directors.

The following discussion contains disclosure concerning the officers, directors and control persons of the Company. There are no persons which have acted as a promoter, controlling person or significant employee of the Company other than as disclosed below:

Name	Position	Term of Office*1*2
Michael Dearden	President and Director	Expires May 10, 2003
Griffin Jones	Secretary, Treasurer and Director	Expires May 10, 2003
Patrick Fitzsimmons	Director, Vice President	Expires May 10, 2003
Greg Protti	Director, Vice President	Expires May 10, 2003
Karim Lakhani	Director	Expires May 10, 2003
Brandon Douglas	Director	Expires May 10, 2003

1.
Directors, whether appointed at a meeting of shareholders or by the remaining directors, are appointed until the next annual meeting of shareholders. As Alternet had its last annual meeting of shareholders on May 10, 2002 all of the directors terms expired on that date and they were reappointed by the shareholders until the next annual meeting of shareholders. The expiry dates are estimates of when the next meeting will be held.

2.	The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Michael Dearden, President and Director

Michael Dearden, age 47. Prior to joining Alternet in late 1999, Mr. Dearden was a director of Rolland Virtual Business Systems Limited (formerly Americ Resources Corp.) from May 1997 to May 2000, where he helped to facilitate the merger of Rolland Virtual Business Systems Limited and Americ Resources Corp. and helped to facilitate a concurrent financing of $1,800,000. Rolland Virtual Business Systems Limited is a Montreal, Canada, based E-commerce software developer with approximately 35 employees.

Griffin Jones, Secretary, Treasurer and Director

Griffin Jones, age 46. Mr. Jones has worked with the Company since 1999 and for the two years prior to that was employed by Rolland Virtual Business Systems Inc. (formerly Americ Resources Corp.) as a

Director and performed management functions for that company. Rolland Virtual Business Systems Limited is a Montreal, Canada, based E-commerce software developer with approximately 35 employees.

Patrick Fitzsimmons, Director and VP Sales

Pat Fitzsimmons, age 50. Mr. Fitzsimmons joined Alternet in 2001 and brings to the company his sales and management experience. From 1996 to 2001, he was employed as Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Greg Protti, Director and VP Marketing

Greg Protti, age 45. Mr. Protti joined Alternet in 2001. He was Western Regional Sales Manager for Merisel Canada (a NASDAQ listed software distribution company founded in 1990) from 1996 to 2001. He was responsible for running a $200 million sales revenue territory for Merisel in Western Canada.

Karim Lakhani, Director

Karim Lakhani, age 43. He holds a Bachelor of Applied Science in Electrical Engineering from The University of British Columbia. He was President of Orion Technologies Inc. from 1996 to 1997. Mr. Lakhani is a co-founder of AII (Advanced Interactive Inc.) and is its President. He has been an officer of AII or its subsidiary from 1998 to the present.

Brandon Douglas, Director

Brandon Douglas, age 48. Mr. Douglas has been an associate lawyer with the Law Offices of Vernis & Bowling of Fort Lauderdale, P.A. from 1997 to the present. Prior to that, Mr. Douglas was a sole practitioner having operated the Law Office of Brandon J. Douglas from 1992 to 1997.

Each officer and director generally serves until the next annual meeting of shareholders or until such time as he or she resigns.

All of the officers and directors devote themselves full-time to the Company except for Karim Lakhani and Brandon Douglas whose duties and time are limited to those typically expected of outside directors and non-officer directors on a company’s board of directors.

The Company maintains an Advisory Board of persons who have volunteered their time to provide advice to the Company on its continued development. These persons do not actively participate in the management of the Company.

(b) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the Securities and Exchange Commission. The Company is unaware that any required reports were not timely filed.

ITEM 10.      EXECUTIVE COMPENSATION

Summary Compensation Table (6)

	Annual Compensation				Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compen- sation ($)	Restricted stock award(s)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compen- sation($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Michael Dearden, President & Director	2001 2002	0 0	0 0	(1) $18,515(2)	0 0	0 0	0 0	0 0
Griffin Jones, Secretary, Treasurer & Director	2001 2002	0 0	0 0	$11,050 $35,164(3)	0 0	0 0	0 0	0 0
Patrick Fitzsimmons Director	2001 2002	$40,000 $33,660	0 0	0 (4)	0 0	0 0	0 0	0 0
Greg Protti Director	2001 2002	0 $21,775	0 0	0 (5)	0 0	0 0	0 0	0 0
Karim Lakhani Director	2001 2002	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Michael Dearden received $18,515 in consulting fees, paid to him personally and to a company which he owns, Streamline Investments, Inc., in the fiscal year ended December 31, 2002.
(2)	See 1 above.
(3)	Griffin Jones received $35,164 in consulting fees in the fiscal year ended December 31, 2002. He received a total of $11,050 in compensation in the fiscal year ended December 31, 2001.
(4)	Patrick Fitzsimmons received $33,660 in marketing fees / salary from the Company in the fiscal year ended December 31, 2002.
(5)	Greg Protti received $21,775 in salary in the fiscal year ended December 31, 2002. He received no salary or other compensation in the fiscal year ended December 31, 2001.
(6)
Stephen Owst, an officer of the Company, received $10,431 in the fiscal year ended December 31, 2002. He is not a senior officer of the Company and, as a result, is not included in the table above but his compensation was included in Note 6 to the financial statements attached hereto.

Alternet, at its annual meeting of shareholders held on December 20, 2001, adopted a Stock Option Plan which would permit Alternet to grant up to 1,000,000 incentive stock options. This Stock Option Plan was approved by shareholders. No stock options have yet been granted under this Stock Option Plan nor has it been filed with the SEC using the S8 Registration Statement procedure. However, some or all of the persons named above may be granted stock options in the future and the Stock Option Plan may be filed using the S8 Registration Statement procedure.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Stock Option Incentive Plan (1,000,000 common shares authorized for issuance)	No options outstanding	No options outstanding so no exercise price	1,000,000 Common Shares
Total	Nil	Nil	1,000,000 Common Shares

As of December 31, 2001, certain directors had provided cash loans to, or incurred expenses on behalf of, the Company totaling $33,486. This amount decreased (with the partial reimbursement of expenses and repayment of loans) to $12,782 as of December 31, 2002. These amounts due from related parties are non-interest bearing and have no specific terms of repayment.

A director of AI Systems Group Inc. received $32,607 in marketing fees in the year ended December 31, 2001 (the director was Patrick Fitzsimmons and the $32,607 is included in the $40,000 figure given in the Summary Compensation Table above).

Other than as stated below, there is no known relationship between any of the Directors and Control persons with major clients or providers of essential products and technology, nor are there any other known related transactions except as disclosed otherwise in this registration statement.

Karim Lakhani is Director and President of Advanced Interactive Inc. and Director of Advanced Interactive Canada Inc., corporations which own a total of 3,000,000 shares of common stock (approximately 21% of the issued and outstanding shares of common stock) of Alternet. These corporations are also party to the License Agreement and its amendments. As of August 10, 2002 AII was owed $80,000 in arrears license payments by the Company which was debt settled by the issuance to AII of 228,571 shares of common stock of the Company.

None of the directors or officer’s individual’s total compensation under all contracts with the Company, including special allowances or bonuses, will exceed $100,000 this year. All officers and directors will be reimbursed for expenses incurred on behalf of the Company including director expenses pertaining to attendance at meetings. It is anticipated that additional management may be hired in future years as the Company develops, revenue is generated and working capital permits such hirings. If such hirings occur, salaries paid to new employees will be consistent with the salaries of others in similar positions in the industry.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2002 (16,144,085 issued and outstanding) by:

(i)	all stockholders known by the Company to be beneficial owners of more than 5% of the outstanding common stock; and
(ii)	all directors and officers of the Company and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Streamline Investments, Inc. (2) 711 South Carson St. Carson City, Nevada 89701 (Michael Dearden)	Director, President	2,611,000	16.2%
Nahatlatch Capital Corp. (3) 711 South Carson St. Carson City, Nevada 89701 (Griffin Jones)	Director, Secretary, Treasurer	2,550,000	15.8%
Patrick Fitzsimmons 1406-151 E. Keith Rd. N. Vancouver, BC V7L 4M3	Director, VP Sales	1,001,000	6.2%
Greg Protti 6405 Holly Park Dr. Ladner, BC V4K 4W6	Director, VP Marketing	501,000	3.1%
Karim Lakhani	Director	*1	0.0%
Advanced Interactive Inc. *4 718 – 1350 East Flamingo Road Las Vegas, NV 89119		3,228,571	20.0%
Directors, Officers and 5% shareholders in total (6 Persons)		9,891,571	61.3%

1.
Karim Lakhani does not personally own any common stock. However, as well as being a director of Alternet, he is a Director and President of Advanced Interactive Inc. and is a director of its Canadian subsidiary, Advanced Interactive Canada Inc. These two companies hold a total of 20.0% of the issued and outstanding stock of the Company.

2.
Streamline Investments, Inc. is a company wholly owned by the Company’s President and Director, Michael Dearden. Streamline Investments, Inc. also owns 60,000 of our outstanding share purchase warrants. The warrants are exercisable at $0.50 per warrant for a period until February 28, 2004.

3.	Nahatlatch Capital Corp. is a company wholly owned by the Company’s Treasurer, Secretary and Director, Griffin Jones.

Advanced Interactive Inc. (“AII”) has a common director with the Company, Karim Lakhani (the President and a Director of AII). The day to day business and affairs of AII are controlled by its President, Karim Lakhani and overseen by its board of directors. It is likely that voting and disposition of AII’s shares of Alternet Systems, Inc. would also be overseen by Mr. Lakhani and the board of directors of AII. Mr. Lakhani holds 24.95% of the issued and outstanding shares of AII and no other shareholder owns more than 10%.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors and five percent or greater shareholders except as follows:

The software License Agreement entered into between the Company’s subsidiary, AI Systems Group Inc. and Advanced Interactive Inc. saw Advanced Interactive Inc. become an affiliate of the Company with its President, Karim Lakhani, joining the board of directors of the Company and with Advanced Interactive Inc. receiving 3,000000 shares of common stock in the Company. The number of shares was negotiated between AI Systems Group, the Company and AII. In August of 2002, we were $80,000 in arrears on license payments to AII under the terms of the License Agreement . This arrears debt was settled by issuing to AII a total of 228, 571 shares of common stock. In the nine months ended September 30, 2002, AII received $180,000 in license agreement payments from Alternet. AII received $120,000 in license agreement payments from Alternet in the year ending December 31, 2001.

Michael Dearden (through his wholly owned company, Streamline Investments Inc.) has acquired 60,000 share purchase warrants (exercisable for a period of two years at an exercise price of $0.50) and 60,000 shares of the Company. Streamline Investments Inc. paid $21,000 to the Company for these securities.

Executive compensation is disclosed above.

Certain of the officers and directors of the Company are and have been compensated for their work with the Company (see Executive Compensation), either personally or through corporations which they own. Officers and Directors of the Company are reimbursed for expenses they incur on behalf of the Company.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favour of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company’s affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases where the resolution of conflicts is in any manner prejudicial to the Company.

PART IV.

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The Exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

The following reports were filed on Form 8-K during the financial year ending December 31, 2002:

Report on Form 8-K filed on April 4, 2002 concerning the Company entering into an agreement with Hewlett Packard (Canada)

Report on Form 8-K filed on May 23, 2002 concerning the Company’s name change to Alternet Systems, Inc.

Report on Form 8-K filed on September 9, 2002 concerning the Company’s shares for debt settlement with Advanced Interactive Inc. and the resulting issuance of 228,571 shares of its common stock.

Index to Financial Statements and Schedules	Page

Auditors’ Report	2

Consolidated Balance Sheets for the year ended December 31, 2002	3
Consolidated Statements of Operations for the year ended December 31, 2002	4

Consolidated Statements of Stockholders’ Equity for the year ended
December 31, 2002	5-6

Consolidated Statements of Cash Flows for the year ended December 31, 2002	7

Notes to Consolidated Financial Statements	8-13

ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUDITORS’ REPORT

To the Board of Directors and Stockholders of Alternet Systems Inc. (formerly Schoolweb Systems Inc.)

We have audited the consolidated balance sheets of Alternet Systems Inc. (formerly Schoolweb Systems Inc.) (A Development Stage Company) as at December 31, 2002 and 2001 and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2002 and 2001, and the period from October 13, 2000 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years ended December 31, 2002 and 2001, and from October 13, 2000 (inception) to December 31, 2002 in accordance with generally accepted accounting principles in the United States.

“LaBonte & Co.”

February 28, 2002	CHARTERED ACCOUNTANTS
Vancouver, B.C.

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors’ would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by a significant uncertainty such as referred to in Note 1 regarding the Company’s ability to continue as a going concern. Our report to the directors and stockholders dated February 28, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainties in the auditors’ report when the uncertainties are adequately disclosed in the financial statements.

“LaBonte & Co.”

February 28, 2002	CHARTERED ACCOUNTANTS
Vancouver, B.C.

     ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December	December
	31, 2002	31, 2001

ASSETS

CURRENT ASSETS
Cash	$203	$5,669
Accounts receivable	17,125	-
Prepaid expenses	3,758	3,758

	21,086	9,427

LICENSE RIGHTS, net of amortization of $12,000 (2001 - $6,000) (Note 4)	18,000	24,000
FURNITURE AND EQUIPMENT, net of depreciation of $317 (2001 - $600)	739	3,400

	$39,825	$36,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$132,227	$26,091
Deferred license revenue	5,010	-
Due to related parties (Note 6)	12,782	33,486

	150,019	59,577

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares authorized
16,144,085 (2001 – 14,733,000) issued and outstanding	161	147
Additional paid-in capital	659,668	242,302
Private placement subscriptions	3,650	-
Accumulated other comprehensive income (loss)	733	(1,950)
Deficit accumulated during development stage	(774,406)	(263,249)

	(110,194)	(22,750)

	$39,825	$36,827

The accompanying notes are an integral part of these consolidated financial statements

     ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

			October 13,
	Year ended	Year ended	2000
	December	December	(inception) to
	31, 2002	31, 2001	December
			31, 2002

LICENSE FEES AND HARDWARE SALES	$68,768	$-	$68,768

COST OF SALES	49,903	-	49,903

GROSS PROFIT	18,865	-	18,865

EXPENSES
Depreciation and amortization	7,082	6,600	13,682
Consulting fees	74,523	17,300	91,823
License fees	240,000	120,000	360,000
Office and general	73,998	50,530	124,528
Marketing	82,679	39,429	122,108
Professional fees	51,740	29,390	81,130

	530,022	263,249	793,271

NET LOSS FOR THE YEAR	$(511,157)	$(263,249)	$(774,406)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES	15,527,532	12,566,069
OUTSTANDING

The accompanying notes are an integral part of these consolidated financial statements

	Number of shares	Amount	Additional paid-in capital	Private placement subscriptions	Deficit accumulated during development stage	Other comprehensive income (loss)	Total
Issuance of common stock for cash at $.001 per share – October 16, 2000	3,000	$ 3	$ -	$ -	$ -	$ -	$ 3
Balance, December 31, 2000	3,000	3	-	-	-	-	3
Issuance of common stock for cash at $.007 per share – May 24, 2001	5,500,000	5,500	33,000	-	-		38,500
Issuance of common stock for cash at $.01 per share – June 4, 2001	4,010,000	4,010	36,090	-	-		40,100
Issuance of common stock for cash at $.15 per share – June 8, 2001	330,000	330	49,170	-	-		49,500
Issuance of common stock for license agreement at $.01 per share – June 29, 2001 (Note 4)	2,500,000	2,500	22,500	-	-		25,000
Schoolweb Holdings Inc. balance before reverse acquisition	12,343,000	12,343	140,760	-	-		153,103
Schoolweb Systems Inc. balance before reverse acquisition (Note 5)	1,350,000	14	19	-	(7,937)	-	(7,904)
Issued to effect reverse acquisition	12,343,000	123	(123)	-	-	-	-
Reverse acquisition recapitalization adjustment	(12,343,000)	(12,343)	4,406	-	7,937	-	-
Schoolweb Systems Inc. balance after reverse acquisition	13,693,000	137	145,062	-	-	-	145,199
Issuance of common stock for license agreement at $.01 per share – September 10, 2001	500,000	5	4,995	-	-	-	5,000
Issuance of common stock for cash at $.10 per share – September 11, 2001	100,000	1	9,999	-	-	-	10,000
Issuance of common stock for cash at $.10 per share – November 5, 2001	50,000	1	4,999	-	-	-	5,000
Issuance of common stock for cash at $.15 per share – November 8, 2001	15,000	-	2,250	-	-	-	2,250
Issuance of common stock for cash at $.20 per share – November 24, 2001	375,000	3	74,997	-	-	-	75,000
Foreign exchange translation adjustment	-	-	-	-	-	(1,950)	(1,950)
Net loss for the year ended December 31, 2001	-	-	-	-	(263,249)	-	(263,249)
Balance, December 31, 2001	14,733,000	$ 147	$ 242,302	$ -	$ (263,249)	$ (1,950)	$ (22,750)

The accompanying notes are an integral part of these consolidated financial statements

	Number of shares	Amount	Additional paid-in capital	Private placement subscriptions	Deficit accumulated during development stage	Other compre-hensive income (loss)	Total
Balance, December 31, 2001	14,733,000	$ 147	$ 242,302	$ -	$ (263,249)	$ (1,950)	$ (22,750)
Issuance of common stock for cash at $.20 per share – March 1, 2002	510,000	5	101,995	-	-	-	102,000
Issuance of common stock for cash at $.35 per share – March 15, 2002	100,000	1	34,999	-	-	-	35,000
Issuance of common stock for cash at $.35 per share – April 30, 2002	140,000	1	48,999	-	-	-	49,000
Issuance of common stock for cash at $.35 per share –June 27, 2002	97,371	1	34,079	-	-	-	34,080
Issuance of common stock for cash at $.35 per share – July 8, 2002	49,143	1	17,199	-	-	-	17,200
Issuance of common stock for debt at $.35 per share - September 11, 2002	228,571	2	79,998	-	-	-	80,000
Issuance of common stock for cash at $.35 per share –October 9, 2002	193,000	2	67,548	-	-	-	67,550
Issuance of common stock for cash at $.35 per share –December 16, 2002	93,000	1	32,549	(5,250)	-	-	27,300
Private placement subscriptions received	-	-	-	8,900	-		8,900
Foreign exchange translation adjustment	-	-	-	-	-	2,683	2,683
Net loss for the year ended December 31, 2002	-	-	-	-	(511,157)	-	(511,157)
Balance, December 31, 2002	16,144,085	$ 161	$ 659,668	$ 3,650	$ (774,406)	$ 733	$ (110,194)

The accompanying notes are an integral part of these consolidated financial statements

     ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		October 13,	October 13,
	Year ended	2000 (inception)	2000 (inception)
	December	to December 31,	to December 31,
	31, 2002	2001	2002

			(Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(511,157)	$(263,249)	$(774,406)

Adjusted for item not involving cash:
Depreciation and amortization	7,082	6,600	13,682
Gain on disposal of asset	(215)	-	(215)
Changes in operating assets and liabilities:
Accrued consulting fees	(17,300)	17,300	-
Changes in accounts receivable	(17,125)	-	(17,125)
Changes in prepaid expenses	-	(3,758)	(3,758)
Changes in deferred license revenue	5,010	-	5,010
Changes in accounts payable	186,136	21,951	208,087

NET CASH FLOWS USED IN OPERATING	(347,569)	(221,156)	(568,725)
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from related parties	(3,404)	12,348	8,944
Net proceeds on sale of common stock	341,030	220,350	561,383

NET CASH FLOWS FROM FINANCING ACTIVITIES	337,626	232,698	570,327

CASH FLOWS FROM INVESTING ACTIVITIES
Net disposition (acquisition) of fixed assets	1,794	(4,000)	(2,206)
Cash acquired on reverse acquisition of SchoolWeb (Note 3)	-	74	74

NET CASH FLOWS FROM (USED IN) INVESTING	1,794	(3,926)	(2,132)
ACTIVITIES

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,683	(1,950)	733

INCREASE (DECREASE) IN CASH DURING THE	(5,466)	5,666	203
YEAR

CASH, BEGINNING OF YEAR	5,669	3	-

CASH, END OF YEAR	$203	$5,669	$203

SUPPLEMENTARY NON-CASH INFORMATION:
During 2002 the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on June 26, 2000 in the State of Nevada as North Pacific Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 19, 2001 the Company changed its name to Schoolweb Systems Inc. and on May 14, 2002 the Company changed its name to Alternet Systems Inc. (“Alternet” or the “Company”). On November 6, 2000, the Company filed a Form 10SB registration statement with the United States Securities and Exchange Commission (“SEC”) and as a result is subject to the regulations governing reporting issuers in the United States. On March 14, 2003 the Company was listed for quotation on the Over the Counter Bulletin Board.

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

The acquisition resulted in the former shareholders of SW Holdings acquiring 90.1% of the then outstanding shares of the Company and has been accounted for as a reverse merger with SW Holdings being treated as the accounting parent and Alternet, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of SW Holdings for all periods shown and those of the Alternet since the date of the reverse acquisition. The results of operations of SW Holdings are from its inception, October 13, 2000 and include the results of its wholly-owned subsidiary, AI Systems Group (Canada) Ltd. (formerly SchoolWeb Systems (Canada) Ltd.), a company incorporated April 17, 2001 in the Province of British Columbia. Refer to Note 3.

SW Holdings, through a License Agreement dated January 1, 2001, distributes, markets, sells and licenses in the United States and Canada, certain proprietary software and hardware systems technology known as “SchoolWeb” used for caching Internet and multimedia files on special servers (refer to Note 4).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2002 the Company had a working capital deficiency of $128,933 (2001 - $50,150). The Company has incurred losses since inception and further losses are anticipated before the Company reaches a commercial stage raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc. and AI Systems Group (Canada) Ltd. All significant intercompany transactions and account balances have been eliminated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

License Rights

The Company amortizes the cost of acquiring license rights on a straight-line basis over the term of the license. The Company evaluates the carrying amount of its unamortized license rights against the undiscounted future anticipated cash flows associated with them. If the evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value, an impairment provision is recorded to adjust the carrying value of the license rights to their fair value.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

Revenue recognition

The Company licenses its SchoolWeb system on a prepaid basis for terms ranging from one to three years. The Company recognizes license revenues on a straight-line basis over the license term upon completion of the required hardware and software installations and upon acceptance by the purchasers. License fees paid in advance are recorded as deferred revenue.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 has not had a material impact on the Company’s financial position or results of operation.

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

NOTE 3 – ACQUISITION OF SW HOLDINGS (cont’d)

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

NOTE 4 - LICENSE AGREEMENT

By agreement dated January 1, 2001, SW Holdings entered into an agreement with Advanced Interactive Inc. (“AII”) and Advanced Interactive (Canada) Inc. (“AIC”) whereby SW Holdings acquired exclusive and non-exclusive rights and licenses to commercialise, distribute and market AII and AIC technology, products and services in the United States and Canada for a period of five years renewable for a further five years at SW Holdings’ option. SW Holdings issued 2,500,000 shares on June 29, 2001 valued at $.01 per share or $25,000 to acquire the license. SW Holdings must pay royalties equal to 40% of net revenue received plus a fixed amount of $10,000 per month in the first year, $20,000 per month in year two, and increasing by $8,000 per month in each of the subsequent years to a maximum of $84,000 per month in year ten. After year three, the fixed monthly payment is reduced by the amount of royalties otherwise payable.

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AI and AIC received an additional 500,000 shares valued at $5,000 which Alternet issued on September 10, 2001.

Also effective September 10, 2001 the President and director of AII and AIC became a director of the Company.

NOTE 5 – CAPITAL STOCK

To December 31, 2002, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – CAPITAL STOCK (cont’d)

The Company’s capital stock transactions prior to reverse acquisition are as follows:

				Deficit
				Accumulated
			Additional	During
	Number		Paid-in	Development
	of shares	Amount	Capital	Stage	Total

Issuance of common stock for cash at $.001 per share
– June 26, 2000	3,000	$-	$3	$-	$3

Issuance of common stock for cash at $.001 per share
- September 13, 2000	17,000	1	16	-	17
Net loss for the period June 26, 2000 (inception)
to December 31, 2000	-	-	-	(4,280)	(4,280)

Balance, December 31, 2000	20,000	1	19	(4,280)	(4,260)
Issuance of common stock for cash at $.00001 per share
– May 17, 2001	1,000,000	10	-	-	10
Issuance of common stock for cash at $.001 per share
– May 18, 2001	230,000	2	-	-	2
Issuance of common stock for cash at $.001 per share
– June 1, 2001	100,000	1	-	-	1
Loss from January 1, 2001 to date of reverse take-over	-	-	-	(3,657)	(3,657)

Alternet balance before reverse acquisition	1,350,000	$14	$19	$(7,937)	(7,904)

During the year ended December 31, 2002, the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000. Refer to Note 6.

During the year ended December 31, 2002, the Company completed a private placement of 510,000 units at a price of $.20 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to February 28, 2004.

During the year ended December 31, 2002, the Company completed private placements of 386,514 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share for two years.

During the year ended December 31, 2002, the Company completed a private placement of 193,000 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to October 2, 2004.

During the year ended December 31, 2002, the Company completed a private placement of 93,000 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to December 16, 2004. $5,250 is still owing to the Company under this private placement.

The Company is in the process of completing a private placement of 165,944 units at a price of $.35 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to March 14, 2005. To December 31, 2002, the Company had received total subscription proceeds of $8,900 in connection with this private placement.

NOTE 5 – CAPITAL STOCK (cont’d)

At December 31, 2002 there were 375,000 warrants outstanding to purchase 375,000 common shares at a price of $0.50 per share to November 24, 2003; 510,000 warrants outstanding to purchase 510,000 common shares at a price of $0.50 per share to February 28, 2004, 100,000 warrants outstanding to purchase 100,000 common shares at a price of $0.50 per share to March 15, 2004, 140,000 warrants outstanding to purchase 140,000 common shares at a price of $0.50 per share to April 30, 2004, 146,514 warrants outstanding to purchase 146,514 common shares at a price of $0.50 per share to July 18, 2004, 193,000 warrants outstanding to purchase 193,000 common shares at a price of $0.50 per share to October 2, 2004 and 93,000 warrants outstanding to purchase 93,000 common shares at a price of $0.50 per share to December 16, 2004.

Effective June 3, 2002 the Company filed a Form SB-2 Registration Statement with the SEC for the registration of a total of 7,764,000 shares of the Company’s common stock of which 6,639,000 are issued and outstanding and 1,125,000 will be reserved to be issued upon the exercise of 1,125,000 share purchase warrants.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001, certain directors and shareholders provided cash loans totalling $12,348. In addition, consulting fees of $17,300 were accrued to two directors, and loans of $3,838 were acquired in connection with the reverse acquisition of SW Holdings described in Note 3. During the year ended December 31, 2002, certain directors were repaid $20,704 for net cash advances and consulting fees owed. At December 31, 2002 a total of $12,782 (2001 - $33,486) is owing to these directors and shareholders. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the year ended December 31, 2002, the following amounts were incurred to directors and officers of the Company and its subsidiaries, a company with a director in common and a company controlled by a shareholder of the Company.

	December	December
	31, 2002	31, 2001

Consulting	$53,679	$17,300
License fees	240,000	120,000
Marketing	65,866	32,607

	$359,545	$169,907

Of the amounts incurred above, the license fees were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company. During the year ended December 31, 2002, the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000 owing to AII.

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

ITEM 14. CONTROLS AND PROCEDURES

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s President, Michael Dearden, based upon any evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated March 26, 2003	By: /s/ Michael Dearden
Michael Dearden, Director and President

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Griffin Jones	Vice-President/	March 26, 2003
Griffin Jones	Director

/s/ Patrick Fitzsimmons	Director/	March 26, 2003
Patrick Fitzsimmons	Vice-President

/s/ Greg Protti	Director /	March 26, 2003
Greg Protti	Vice-President

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB filed on November 6, 2000)

3.2	Certificate of amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the report on Form 8-K filed on May 23, 2002)

99.1
Certifications of chief executive officer and chief financial officer pursuant to 18 USC Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and form of Officer’s Certificate pursuant to section 302

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Alternet Systems, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1	.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2	.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By: /s/ Michael Dearden
Michael Dearden, President and Director

By: /s/ Griffin Jones, Director, Secretary and
Principal Accounting Officer

FORM OF OFFICER'S CERTIFICATE
PURSUANT TO SECTION 302
______________________________

The undersigned President and Director of Alternet Systems, Inc., hereby certifies that:

     1.        he has reviewed the report;

     2.        based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

     3.        based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

     4.        he and the other certifying officers:

           a.        are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

           b.        have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

           c.        have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

           d.        have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

     5.        he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

           a.        all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

           b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

     6.        he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael Dearden
Michael Dearden
President and Director