Form 10QSB
period 2003-03-31
ALTERNET SYSTEMS INC
filed 2003-05-14
CIK 1126003

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO __________

COMMISSION FILE NUMBER: 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0473897
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#610 – 815 West Hastings Street
Vancouver, British Columbia
V6C 1B4
(604) 608-2540
(Registrant’s telephone number)

SchoolWeb Systems, Inc.
Suite 2602 – 1111 Beach Ave Vancouver, BC Canada V6E 1T9
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of March 31, 2003, the Registrant had 16,310,029 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [] No [x]

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December
	2003	31, 2002

	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$	$
	1,704	203
Accounts receivable	13,975	17,125
Prepaid expenses	3,758	3,758

	19,437	21,086

LICENSE RIGHTS, net of amortization of $13,500 (2002 - $12,000) (Note 4)	16,500	18,000
FURNITURE AND EQUIPMENT, net of depreciation of $ 372 (2002 - $ 317)	684	739

	$	$
	36,621	39,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$	$
	226,600	132,227
Deferred license revenue	4,295	5,010
Due to related parties (Note 6)	11,888	12,782

	242,783	150,019

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 7)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares authorized
16,310,029 (2002 – 16,144,085) issued and outstanding	163	161
Additional paid-in capital	717,746	659,668
Private placement subscriptions	27,813	3,650
Obligation to issue shares	223,553	-
Accumulated other comprehensive income (loss)	(5,191)	733
Deficit accumulated during development stage	(1,170,246)	(774,406)

	(206,162)	(110,194)

	$	$
	36,621	39,825

The accompanying notes are an integral part of these interim consolidated financial statement

ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			October 13,
	Three	Three months	2000
	months	ended March	(inception) to
	ended	31, 2002	March 31,
	March 31,		2003
	2003

LICENSE FEES AND HARDWARE SALES	$6,448	$825	$75,216

COST OF SALES	790	-	50,693

GROSS PROFIT	5,658	825	24,523

EXPENSES
Depreciation and amortization	1,555	1,755	15,237
License fees	84,000	60,000	444,000
Management and consulting	84,274	16,955	176,097
Office and general	19,313	10,286	143,841
Marketing	159,799	15,846	281,907
Professional fees	26,261	3,543	107,391
Training and documentation	26,296	-	26,296

	401,498	108,385	1,194,769

NET LOSS FOR THE PERIOD	$	$	$
	(395,840)	(107,560)	(1,170,246)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES	16,164,367	14,910,445
OUTSTANDING

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three		October 13,
	months		2000
	ended	Three months	(inception) to
	March 31,	ended March	March 31,
	2003	31, 2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$	$	$
	(395,840)	(107,560)	(1,107,246)
Adjusted for item not involving cash:
Depreciation and amortization	1,555	1,755	15,237
Non-cash stock based compensation	223,553	-	223,553
Gain on disposal of asset	-	-	(215)
Changes in operating assets and liabilities:
Accrued consulting fees	-	(17,300)	-
Accounts receivable	3,150	(6,057)	(13,975)
Prepaid expenses	-	-	(3,758)
Deferred license revenue	(715)	(316)	4,295
Accounts payable	94,373	898	302,460

NET CASH FLOWS USED IN OPERATING	(73,924)	(128,580)	(642,649)
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from related parties	(894)	(4,753)	8,050
Net proceeds on sale of common stock	82,243	137,000	643,626

NET CASH FLOWS FROM FINANCING	81,349	132,247	651,676
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	-	-	(2,206)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74

NET CASH FLOWS USED IN INVESTING	-	-	(2,132)
ACTIVITIES

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,924)	(1,555)	(5,191)

INCREASE IN CASH	1,501	2,112	1,704

CASH, BEGINNING OF PERIOD	203	5,669	-

		$	$
CASH, END OF PERIOD	$1,704	7,781	1,704

OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

The Company is obligated to issue 639,000 common shares under employment contacts for services valued at $223,553. Refer to Note 7.

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.

(Formerly Schoolweb Systems Inc.)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2003 the Company had a working capital deficiency of $245,449 (2002 - $128,933). The Company has incurred losses since inception and further losses are anticipated before the Company reaches a commercial stage raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Warrants were not included in the calculation of weighted average number of shares because the effect would be anti-dilutive.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

NOTE 5 – CAPITAL STOCK

To March 31, 2003, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the three months ended March 31, 2003 the Company completed a private placement of 165,944 units at a price of $.35 per unit for total proceeds of $58,080 of which $1,750 was received subsequently. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to March 14, 2005.

During the three months ended March 31, 2003 the Company received $29,563 towards future private placements.

The Company is obligated to issue 639,000 common shares under consulting, management and marketing contacts for services valued at $223,553. Refer to Note 7.

A summary of the Company’s warrants at March 31, 2003 and the changes for the period is as follows:

		Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Exercise	Remaining
		Price	Life

December 31, 2002	1,557,514	$0.50	1.27 years
Granted	165,944	$0.50
Exercised	-	-
Cancelled	-	-
Expired	-	-

March 31, 2003	1,723,458	$0.50	1.12 years

Effective March 1, 2003 the Company adopted the Alternet Systems Inc. Retainer Stock Plan for Employees, Directors and Consultants (the “Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008.

NOTE 6 – RELATED PARTY TRANSACTIONS

At March 31, 2003 a total of $11,888 is owing to directors and shareholders. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the three months ended March 31, 2003 and 2002, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	March 31,	March
	2003	31,
		2002

Consulting	$ 24,584	$
		14,750
License fees	84,000	60,000
Marketing	66,910	14,401
Professional fees	-	6,420

	$	$
	175,494	95,571

Of the amounts incurred above, the license fees were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company. During the year ended December 31, 2002, the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000 owing to AII.

NOTE 7 – COMMITMENTS

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. The commitments are as follows:

		Number
	Cash	of
		shares

2003		$1,580,0
	213,000	00
2004	252,000	1,884,0
		00
2005	39,000	304,000

		$3,768,0
	504,000	00

In addition, certain agreements required signing bonuses of a total of 462,000 common shares. During the period the Company expensed $247,553 in connection with these agreements of which $223,553 represents the fair value of the share consideration. At March 31, 2003 no shares had yet been issued.

NOTE 8 – INCOME TAXES

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND FINANCIAL RESULTS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company’s actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Revenue Recognition

The Company licenses its SchoolWeb system on a prepaid basis for terms ranging from one to three years. The Company recognizes license revenues on a straight line basis over the license term upon completion of the required hardware and software installations and upon acceptance by the purchasers. License fees paid in advance are recorded as deferred revenue.

Development of the Company

The Company’subsidiary, in January of 2001, entered into a software license agreement with Advanced Interactive Inc. (“AII”) by which it acquired the North American rights to market and distribute AII’s broadcast / caching software (the SchoolWeb software system it currently markets and distributes).

On March 6, 2002, AII and Hewlett Packard (Canada) entered into an agreement (the “Hewlett Packard Agreement”) where AII agreed that the broadcast caching software it had licensed to the Company would be sold in conjunction with Hewlett Packard hardware and with financing provided by a division of Hewlett Packard (Canada), Hewlett Packard’s leasing and finance division. Effective March 6, 2002 but executed on April 10, 2002, the Company granted to AII its consent to the Hewlett Packard Agreement. As a result, the Company must only sell broadcast caching server software (including the SchoolWeb software system) in conjunction with Hewlett Packard hardware and with financing provided by Hewlett Packard’s leasing and finance division. The Hewlett Packard had a one year term renewable at the option of the parties but expired in March of 2003 without renewal.

Securities of the Company commenced trading on the NASD’s OTCBB in March of 2003. The Company anticipates applying to list on the new BBX Exchange which is to replace the NASD’s OTCBB in January of 2004. At this time, the Company meets the published listing requirements of the new BBX Exchange save and except that it may have to appoint additional independent directors both to its board of directors and to an audit committee. As the BBX Exchange and SEC requirements for independent audit committee’s for small business issuers do not yet appear to be final, the exact requirements the Company will have to meet are not determined yet.

RESULTS OF OPERATIONS:

With the closing of the SchoolWeb Agreement in September of 2001, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. (formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

Net Sales

For the period ending March 31, 2003, the Company had sales of $6,448. During the corresponding period to March 31, 2002, the Company had sales of $825. The increase in sales is attributable to the fact that the SchoolWeb and 1nterLink products were in development during the prior period and not ready for commercial sale.

Net Loss

For the quarter ending March 31, 2003, the Company had a net loss of $395,840 or $(0.02) per share. The net loss for the corresponding period to March 31, 2002 was $107,560 or $(0.01) per share. The increased loss was due primarily to: an increase in marketing expenses, consulting fees, professional fees, office expense and an increase in license fees due to Advanced Interactive Inc.

Gross Profit

Gross Profit was $5,658 compared to $825 for the quarter ended March 31, 2002.

Selling, General and Administrative Expenses

For the quarter ended March 31, 2003, the Company incurred office and general expenses of $19,313; marketing expenses of $159,799; management and consulting fees of $84,274; fees payable under the License Agreement of $84,000; and $26,261 in professional fees. For the corresponding period to March 31, 2003, the Company had office and general expenses of $10,286; marketing expenses of $15,846; fees payable under the License Agreement of $60,000 and professional fees of $3,543.

The increase in marketing, consulting and office and general expense this quarter, compared to the corresponding period to March 31, 2002, is a result of increased activity in marketing the SchoolWeb and 1nterLink products since their commercial launch in May 2002 and hirings in the area of marketing and sales over the last year.

During the period, a total of $247,553 was expensed by the Company in connection with management and sales and marketing agreements entered into by the Company during the quarter ended March 31, 2003. Of this $247,553, $223,553 represented the fair value of share consideration where shares were issued as compensation for services rendered. Readers should consult Note 7 to the financial statements for an explanation of this expense.

License fees payable to Advanced Interactive have increased each month compared to $10,000 per month during the period to March 31, 2002, as per the revision to the License Agreement entered into in August of 2002; and professional fees increased this quarter due to completion of the public listing of the Company on the NASD’s OTCBB and due to the payment of accrued legal fees which had been outstanding.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at March 31, 2003, the Company had $1,704 cash in the bank, accounts receivable of $13,975 and prepaid expenses of $3,758. This compares to $203 cash in the bank, accounts receivable of $17,125 and prepaid expenses of $3,758 for the period ending March 31, 2002.

Audit Fees

During the period ended March 31, 2003, the Company incurred approximately $2,000 in fees to its principal independent accountant.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Qualitative and Quantitative Disclosure About Market Risk

The Company is exposed to certain market risks in the areas of commodity prices, interest rates, and economic changes. To mitigate the effects of such risks, the Company selectively utilizes specific financial and insurance instruments, including, but not limited to, Accounts Receivable Credit Insurance to insure some, specific, customer accounts receivable balances. In the event that the customer cannot make payments against such balances the Company can recoup a substantial amount of the open balance depending upon the terms of the policy and the customer account.

The Company maintains borrowings under working capital credit facilities with asset-based lenders that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the “prime rate. There are no other material qualitative or quantitative market risks particular to the Company.

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending March 31, 2003, appreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company such as its payments under the License Agreement are contractually fixed in US dollars, the Company could benefit from currency fluctuations.

PART II. - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ending March 31, 2003, the Registrant issued a total of 165,944 shares of common stock and 165,944 share purchase warrants (each share purchase warrant exercisable for a period of two years at an exercise price of $0.50 per warrant) for total consideration of $58,080 of which $1,750 was received subsequent to the period end.

These shares and warrants were issued to persons who are non-US residents as that term is defined in the Securities Act of 1933 and the Rules and Regulations. The issuance was undertaken without registration pursuant to the exemption from registration made available by Regulation S. As a result, all three persons were advised that:

-the shares and warrants had not been registered under the Securities Act of 1933;
-the shares and warrants could not be resold in the United States or to a US resident person unless some other resale registration exemption was available to them;
-the transfer of the shares was restricted under the Registrant’s constating bylaws; and
-other restrictions, such as short sale, were imposed by the issuance of the shares and warrants under Regulation S.

The persons purchasing the 165,944 shares and 165,944 share purchase warrants represented and warranted to the Registrant in writing that they were purchasing the shares and share purchase warrants for their own account and not for any other person and further agreed to the restrictions imposed under Regulation S.

Proceeds from the sales of these securities were applied to the general working capital of the Registrant.

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. The commitments are as follows:

Fiscal year 2003:	1,580,000 common shares
Fiscal year 2004:	1,884,000 common shares
Fiscal year 2005:	304,000 common shares

In addition, certain of these agreements required the issuance of a total of 462,000 common shares as signing bonuses. At March 31, 2003 and subsequent to the date of filing of this report on Form 10QSB, none of these common shares have been issued. Under the terms of these agreements, the Company is obligated to issue a total of 639,000 common shares to March 31, 2003.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant did not file any reports on Form 8K during the three months ending March 31, 2003.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

FORM OF OFFICER'S CERTIFICATE
PURSUANT TO SECTION 302
______________________________

     The undersigned President of the Registrant, Michael Dearden and its Treasurer, Chief Financial Officer and Chief Accounting Officer, Griffin Jones, each certifies that:

1.	he has reviewed this quarterly report on Form 10-QSB;
2.

based on his knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

based on his knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.	he and the other certifying officers:

a.

are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

	b.	have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this quarterly report is being prepared;

	c.	have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

	d.	have presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5.	he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6.

he and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Griffin Jones
Director, Treasurer
Chief Accounting Officer and
Chief Financial Officer

By: /s/ Michael Dearden
Michael Dearden, President and Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: May 14, 2003	By: /s/ Michael Dearden
Michael Dearden, President and Director

By: /s/ Griffin Jones
Griffin Jones, Treasurer, Director,
Chief Financial Officer and Chief
Accounting Officer

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Vice-President
Director

By: /s/ Greg Protti,
Greg Protti, Vice-President and Director