Form 10QSB
period 2003-06-30
ALTERNET SYSTEMS INC
filed 2003-08-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0473897
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2003, the Registrant had 16,950,029 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$203
Accounts receivable	21,204	17,125
Prepaid expenses	24,011	3,758

	45,215	21,086

LICENSE RIGHTS, net of amortization of $9,000 (Note 4)	15,000	18,000
FIXED ASSETS, net of depreciation of $427 (2002 - $317)	629	739

	$60,844	$39,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$345	$-
Accounts payable and accrued liabilities	378,581	132,227
Loan payable	3,000	-
Deferred license revenue	24,532	5,010
Due to related parties (Note 6)	21,412	12,782

	427,870	150,019

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares authorized
16,950,029 (2002 – 16,144,085) issued and outstanding	169	161
Additional paid-in capital	871,340	659,668
Private placement subscriptions	57,163	3,650
Obligation to issue shares	374,310	-
Accumulated other comprehensive income (loss)	(8,301)	733
Deficit accumulated during development stage	(1,661,707)	(774,406)

	(367,026)	(110,194)

	$60,844	$39,825

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					October 13,
	Three months	Three months	Six months	Six months	2000
	ended June	ended June	ended June	ended June	(inception) to
	30, 2003	30, 2002	30, 2003	30, 2002	June 30, 2003

LICENSE FEES AND HARDWARE
SALES	$16,424	$14,625	$22,872	$15,450	$91,640

COST OF SALES
Royalties	5,080	-	5,080	-	5,080
Installation costs and other	611	-	1,401	-	51,304

	5,691	-	6,481	-	56,384

GROSS PROFIT	10,733	14,625	16,391	15,450	35,256

EXPENSES
Depreciation and amortization	1,555	1,755	3,110	3,510	16,792
License fees	84,000	60,000	168,000	120,000	528,000
Management and consulting	117,000	21,881	201,274	38,836	293,097
Office and general	26,480	19,295	45,793	29,581	170,321
Bad debts	17,125	-	17,125	-	17,125
Marketing	198,118	15,709	357,917	31,555	480,025
Professional fees	4,335	16,238	30,596	19,781	111,726
Training and documentation	53,581	-	79,877	-	79,877

	502,194	134,878	903,692	243,263	1,696,963

NET LOSS FOR THE PERIOD	$(491,461)	$(120,253)	$(887,301)	$(227,813)	$(1,661,707)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	16,464,974	15,439,579	16,315,501	15,175,483

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			October 13, 2000
	Six months	Six months	(inception)
	ended June 30,	ended June 30,	to June 30,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(887,301)	$(227,813)	(1,661,707907)
Adjusted for item not involving cash:
Depreciation and amortization	3,110	3,510	16,792
Non-cash stock based compensation	511,110	-	511,110
Gain on disposal of asset	-	-	(215)
Changes in operating assets and liabilities:
Accrued consulting fees	-	(17,300)	-
Accounts receivable	(4,079)	(14,625)	(21,204)
Prepaid expenses	(3,453)	(435)	(7,211)
Changes in inventory	-	(6,058)	-
Deferred license revenue	19,522	-	24,532
Accounts payable	246,354	50,955	454,441

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(114,737)	(211,766)	(683,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	345	-	345
Loan payable	3,000	-	3,000
Advances (to) from related parties	8,630	(7,216)	17,574
Net proceeds on sale of common stock and subscriptions	111,593	218,580	672,976

NET CASH FLOWS FROM FINANCING ACTIVITIES	123,568	211,364	693,895

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of capital assets	-	-	(2,206)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(2,132)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,034)	(2,602)	(8,301)

INCREASE (DECREASE) IN CASH	(203)	(3,004)	-

CASH, BEGINNING OF PERIOD	203	5,669	-

CASH, END OF PERIOD	$-	$2,665	$-

OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

During the period the Company issued 640,000 shares for services valued at $153,600.

The Company is obligated to issue 1,125,000 common shares under employment contacts for services valued at $374,310. Refer to Note 7.

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2003 the Company had a working capital deficiency of $382,655 (2002 - $128,933). The Company has incurred losses since inception and further losses are anticipated before the Company reaches a commercial stage raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 5 – CAPITAL STOCK

To June 30, 2003, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the six months ended June 30, 2003 the Company completed a private placement of 165,944 units at a price of $.35 per unit for total proceeds of $58,080. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to March 14, 2005.

During the six months ended June 30, 2003 the Company issued 640,000 shares for services valued at $153,600 of which $16,800 is prepaid.

During the six months ended June 30, 2003 the Company received $57,163 towards future private placements.

The Company is obligated to issue 1,215,000 common shares under consulting, management and marketing contacts for services valued at $403,710. Refer to Note 7.

A summary of the Company’s warrants at June 30, 2003 and the changes for the period is as follows:

		Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Exercise	Remaining
		Price	Life

December 31, 2002	1,557,514	$0.50	1.27 years
Granted	165,944	$0.50
Exercised	-	-
Cancelled	-	-
Expired	-	-

June 30, 2003	1,723,458	$0.50	1.12 years

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

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2003 a total of $21,412 is owing to directors. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the six months ended June 30, 2003 and 2002, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	June 30, 2003	June 30, 2002

Consulting	$73,783	$29,096
License fees	168,000	120,000
Marketing	116,110	25,921
Royalties	19,037	-

	$376,930	$175,017

Of the amounts incurred above, the license fees and royalties were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned. During the year ended December 31, 2002, the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000 owing to AII. At June 30, 2003 the Company was indebted to AII for accrued license fees totalling $233,000 and royalties totalling $19,037 which are included in accounts payable and accrued liabilities.

NOTE 7 – COMMITMENTS

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. The Company also signed two other marketing agreements covering shorter time periods which require payment in shares of the Company’s common stock on a monthly basis. The commitments are as follows:

	Cash	Number of shares

2003	$132,000	1,012,000
2004	264,000	2,034,000
2005	41,000	314,000

	$437,000	3,360,000

In addition, certain agreements required signing bonuses of a total of 462,000 common shares. During the period the Company expensed $602,110 in connection with these agreements of which $511,110 represents the fair value of the share consideration.

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

Sales

For the periodending June 30, 2003, the Company had sales of $22,872. During the corresponding period to June 30, 2002, the Company had sales of $15,450. The increase in sales is attributable to the fact that the SchoolWeb and 1nterLink products were in the initial stages of commercial sales.

Net Loss

For the period ending June 30, 2003, the Company had a net loss of $887,301or $(0.05) per share. The net loss for the corresponding period to June 30, 2002 was $227,813or $(0.02) per share. The increased loss was due primarily to: an increase in marketing expenses, management and consulting fees, office expense and an increase in license fees due to Advanced Interactive Inc.

Gross Profit

Gross Profit was $16,391compared to $15,450 for the period ended June 30, 2002.

Selling, General and Administrative Expenses

For the period ended June 30, 2003, the Company incurred office and general expenses of $45,793; marketing expenses of $357,917; management and consulting fees of $201,274; fees payable under the License Agreement of $168,000; and $30,596in professional fees. For the corresponding period to June 30, 2002, the Company had office and general expenses of $29,581; marketing expenses of $31,555; fees payable under the License Agreement of $120,000 and professional fees of $19,781.

The increase in marketing, consulting and office and general expense this period, compared to the corresponding period to June 30, 2002, is a result of increased activity in marketing the SchoolWeb and 1nterLink products since their commercial launch in May 2002.

During the period, a total of $602,110 was expensed by the Company in connection with management and sales and marketing agreements entered into by the Company during the quarter ended March 31, 2003. Of this $602,110, $511,110 represented the fair value of share consideration where shares were issued as compensation for services rendered. Readers should consult Note 7 to the financial statements for an explanation of this expense.

License fees payable to Advanced Interactive have increased each month to $28,000 compared to $10,000 per month during the period to June 30, 2002, as per the revision to the License Agreement entered into in August of 2002.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at June 30, 2003, the Company had -$(345) overdraft in the bank, accounts receivable of $21,204 and prepaid expenses of $24,011. This compares to $203 cash in the bank, accounts receivable of $17,125 and prepaid expenses of $3,758 for the year ending December 31, 2002.

Audit Fees

During the period ended June 30, 2003, the Company incurred approximately $5,500 in fees to its principal independent accountant.

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

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the period ending June 30, 2003, appreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company such as its payments under the License Agreement are contractually fixed in US dollars, the Company could benefit from currency fluctuations.

PART II.     OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six month period ending June 30, 2003, the Registrant issued a total of 165,944 shares of common stock and 165,944share purchase warrants (each share purchase warrant exercisable for a period of two years at an exercise price of $0.50 per warrant) for total consideration of $58,080.

Another 640,000 common shares were issued during the period for services valued at $153,600.

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
  the transfer of the shares was restricted under the Registrant’s constating bylaws; and
  other restrictions, such as short sale, were imposed by the issuance of the shares and warrants under Regulation S.

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

Fiscal year 2003:     1,012,000 common shares
Fiscal year 2004:     2,034,000 common shares
Fiscal year 2005:     314,000 common shares

In addition, certain of these agreements required the issuance of a total of 462,000 common shares as signing bonuses. At June 30, 2003 and subsequent to the date of filing of this report on Form 10QSB, none of these common shares have been issued. Under the terms of these agreements, the Company is obligated to issue a total of 1,125,000 common shares to June 30, 2003.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant did not file any reports on Form 8K during the three months ending June 30, 2003.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31	Form of Officer's Certificate Pursuant to Section 302

32.1	Chief Executive Officer's Certification Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer's Certification Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: August 14, 2003	By: /s/ Michael Dearden
Michael Dearden, President, CEO
and Director

By: /s/ Griffin Jones
Griffin Jones, Treasurer, Director,
Chief Financial Officer and Chief
Accounting Officer

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Vice-President
Director

By: /s/ Greg Protti,
Greg Protti, Vice-President and Director