Form 10QSB
period 2003-09-30
ALTERNET SYSTEMS INC
filed 2003-11-17
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0473897
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#610 – 815 West Hastings Street
Vancouver, British Columbia
(Address of principal executive offices)

V6C 1B4
(Zip Code)

(604) 608-2540
(Registrant’s telephone number)

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
Yes ☒   No ☐

As of September 30, 2003, the Registrant had 16,950,029 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

PART I. -          FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,318	$203
Accounts receivable	-	17,125
Prepaid expenses	3,758	3,758

	7,076	21,086

LICENSE RIGHTS, net of amortization (Note 4)	-	18,000
FURNITURE AND EQUIPMENT, net of depreciation	574	739

	$7,650	$39,825

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$475,343	$132,227
Loan payable	3,000	-
Deferred license revenue	21,675	5,010
Due to related parties (Note 6)	20,450	12,782

	520,468	150,019

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 7)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares authorized
16,950,029 (2002 – 16,144,085) issued and outstanding	169	161
Additional paid-in capital	871,340	659,668
Private placement subscriptions	88,896	3,650
Obligation to issue shares	487,150	-
Accumulated other comprehensive income (loss)	(5,185)	733
Deficit accumulated during development stage	(1,955,188)	(774,406)

	(512,818)	(110,194)

	$7,650	$39,825

The accompanying notes are an integral part of these interim consolidated financial statements

   ALTERNET SYSTEMS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months	October 13,
	ended	ended	ended	ended	2000 (inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2003	2002	2003	2002	2003

LICENSE FEES AND HARDWARE
SALES	$50,970	$40,923	$73,842	$58,398	$142,610

COST OF SALES
Royalties	1,236	-	6,316	-	6,316
Installation costs and other	649	46,090	2,050	48,115	51,953

	1,885	46,090	8,366	48,115	58,269

GROSS PROFIT (LOSS)	49,085	(5,167)	65,476	10,283	84,341

EXPENSES
Bad debts	-		17,125		17,125
Depreciation and amortization	15,055	1,755	18,165	5,265	31,847
License fees	84,000	60,000	252,000	180,000	612,000
Management and consulting	61,913	22,080	263,187	60,916	355,010
Office and general	31,255	21,115	77,048	50,696	201,576
Marketing	128,874	25,585	486,791	57,140	608,899
Professional fees	8,029	10,134	38,625	29,915	119,755
Training and documentation	13,440	-	93,317	-	93,317

	342,566	140,669	1,246,257	383,932	2,039,529

NET LOSS FOR THE PERIOD	$(293,481)	$(145,836)	$(1,180,782)	$(373,649)	$(1,955,188)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.07)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	16,950,029	15,672,446	16,529,335	15,346,800

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months	October 13,
	ended	ended	2000 (inception)
	September 30,	September 30,	to September
	2003	2002	30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,180,782)	$(373,649)	$(1,955,188)
Adjusted for item not involving cash:
Depreciation and amortization	18,165	5,265	31,847
Non-cash stock based compensation	640,750	-	640,750
Bad debts	17,125	-	17,125
Gain on disposal of asset	-	-	(215)
Changes in operating assets and liabilities:
Changes in accounts receivable	-	(30,619)	(17,125)
Changes in inventory	-	(6,057)	-
Changes in prepaid expenses	-	(2,139)	(3,758)
Changes in deferred license revenue	16,665	5,615	21,675
Changes in accounts payable	343,116	140,680	551,203

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(144,961)	(260,904)	(713,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	3,000	-	3,000
Advances (to) from related parties	7,668	(20,944)	16,612
Obligation to issue shares	-	62,300	-
Net proceeds on sale of common stock and subscriptions	143,326	237,280	704,709

NET CASH FLOWS FROM FINANCING ACTIVITIES	153,994	278,636	724,321

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	(1,056)	(2,206)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(1,056)	(2,132)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,918)	(3,091)	(5,185)

INCREASE IN CASH	3,115	13,585	3,318

CASH, BEGINNING OF PERIOD	203	5,669

CASH, END OF PERIOD	$3,318	$19,254	$3,318

OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

During the period the Company issued 640,000 shares for services valued at $153,600.
The Company is obligated to issue 1,671,000 common shares under employment contacts for services valued at $487,150. Refer to Note 7.

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
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

By agreement dated July 2, 2001 and completed September 10, 2001, Alternet issued 12,343,000 shares of restricted common stock to the shareholders of Schoolweb Holdings Inc. (“SW Holdings”), a development stage company incorporated October 13, 2000 in the State of Nevada, in exchange for all of the issued and outstanding shares of SW Holdings. On June 26, 2002 SW Holdings changed its name to AI Systems Group, Inc. (“AI Systems”).

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2003 the Company had a working capital deficiency of $513,392 (2002 - $128,933). The Company has incurred losses since inception and further losses are anticipated before the Company reaches a commercial stage raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately to attain profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc. and AI Systems Group (Canada) Ltd. All significant intercompany transactions and account balances have been eliminated.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

License Rights

The Company amortizes the cost of acquiring license rights on a straight-line basis over the term of the license. The Company evaluates the carrying amount of its unamortized license rights against the undiscounted future anticipated cash flows associated with them. If the evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value, an impairment provision is recorded to adjust the carrying value of the license rights to their fair value. During the third quarter the Company wrote off the carrying balance of the AII license. Refer to Note 4.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

Revenue recognition

The Company licenses its SchoolWeb system on a prepaid basis for terms ranging from one to three years. The Company recognizes license revenues on a straight-line basis over the license term upon completion of the required hardware and software installations and upon acceptance by the purchasers and collection is reasonably assured. License fees paid in advance are recorded as deferred revenue.

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are recognized upon completion and acceptance of installation by the purchasers and collection is reasonably assured.

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
(Unaudited)

NOTE 4 - LICENSE AGREEMENT (continued)

A total of $362,901 in unpaid monthly license fees and related costs owing to AII is included in accounts payable.

On October 14, 2003, AI Systems terminated its software license agreement (the "License Agreement") with AII. The License Agreement was terminated for a number of reasons including the failure by AII to grant to AI Systems North American exclusivity for technologies and software licensed under the License Agreement.

AI Systems has advised AII that it does not intend to pay the $362,901 in unpaid monthly license fees and other costs. AI Systems has also advised AII that it intends to cancel the 3,000,000 common shares issued to AII under the terms of the License Agreement.

AII has advised AI Systems, in writing, that it considers the agreement now to be a non-exclusive license that is still in effect and that unpaid monthly license fees and related costs are still due to AII. The software licensed under the License Agreement is no longer used in any products that Alternet sells.

The terms of the License Agreement state that if either party has a dispute with the other party the dispute should be submitted to arbitration for settlement. If this were to occur, or if other proceedings including court proceedings were to be commenced, such arbitration or other proceedings could involve claims for monetary or other damages, recovery of the unpaid monthly license payments, royalty payments or other claims and would likely be significant and material to the business of Alternet Systems and to its liquidity and capital resources.

NOTE 5 – CAPITAL STOCK

To September 30, 2003, the Company has not granted any stock options.

During the nine months ended September 30, 2003 the Company completed a private placement of 165,944 units at a price of $.35 per unit for total proceeds of $58,080 of which 3,650 had been received at December 31, 2002. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to March 14, 2005.

During the nine months ended September 30, 2003 the Company issued 640,000 shares for services valued at $153,600 of which $16,800 is prepaid. Also during the nine months ended September 30, 2003 the Company received $88,896 towards future private placements, the terms of which are being negotiated.

The Company is obligated to issue 1,671,000 common shares under consulting, management and marketing contacts for services valued at $487,150. Refer to Note 7.

A summary of the Company’s warrants at September 30, 2003 and the changes for the period is as follows:

		Weighted	Weighted
	Warrants	Average	Average
	Outstanding	Exercise	Remaining
		Price	Life

December 31, 2002	1,557,514	$0.50	1.27 years
Granted	165,944	$0.50
Exercised	-	-
Cancelled	-	-
Expired	-	-

September 30, 2003	1,723,458	$0.50	0.87 years

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
(Unaudited)

NOTE 5 – CAPITAL STOCK (continued)

Effective March 1, 2003 the Company adopted the Alternet Systems Inc. Retainer Stock Plan for Employees, Directors and Consultants (the “Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008. To date 1,671,000 shares valued at $487,150 have been awarded but have not yet been issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2003 a total of $20,450 is owing to directors. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

During the nine months ended September 30, 2003, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Nine months ended
	September 30,
	2003	2002

Consulting	$110,583	$45,319
License fees	252,000	180,000
Marketing	152,910	40,159
Royalties	6,316	-
	$521,809	$265,478

Of the amounts incurred above, the license fees and royalties were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned. During the year ended December 31, 2002, the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000 owing to AII. Included in accounts payable are license fees totalling $302,162 and royalties and other expenses totalling $60,739owing to AII which are currently under dispute (refer to Note 4).

NOTE 7 – COMMITMENTS

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. The Company also signed two other marketing agreements covering shorter time periods which require payment in shares of the Company’s common stock on a monthly basis. The remaining future commitments are as follows:

		Number
	Cash	of shares

2003	$66,000	486,000
2004	264,000	1,944,000
2005	41,000	314,000

	$371,000	2,744,000

In addition, certain agreements required signing bonuses of a total of 462,000 common shares. During the period the Company expensed $844,250 in connection with these agreements of which $687,250 represents the fair value of the share consideration.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
(Unaudited)

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

Development of the Company

The Companyssubsidiary, in January of 2001, entered into a software license agreement (the “License Agreement”) with Advanced Interactive Inc. (“AII”) by which it acquired the North American rights to market and distribute AII’s broadcast / caching software (the SchoolWeb software system it currently markets and distributes). The License Agreement was terminated in October 2003 as the Company was no longer using the licensed software in its SchoolWeb and other software products and as the Company had experienced disputes with AII as to AII’s delivery of exclusivity on software products, service contracts and other items.

Upon termination of the License Agreement, the Company informed AII that it did not intend to make any further license payments and intended to cancel those shares which were issued by it to AII under the terms of the License Agreement.

The Company, since it first entered into the License Agreement, has hired a number of additional consultants and employees and now has two persons employed full-time in product development, two-full time sales and marketing persons and a total of four (4) other persons employed in management or administrative positions.

All of these persons are contract consultants and the Company utilizes the services of other consultants when necessary for individual projects.

On March 6, 2002, AII and Hewlett Packard (Canada) entered into an agreement (the “Hewlett Packard Agreement”) where AII agreed that the broadcast caching software it had licensed to the Company would be sold in conjunction with Hewlett Packard hardware and with financing provided by a division of Hewlett Packard (Canada), Hewlett Packard’s leasing and finance division. Effective March 6, 2002 but executed on April 10, 2002, the Company granted to AII its consent to the Hewlett Packard Agreement. As a result, the Company must only sell broadcast caching server software (including the SchoolWeb software system) in conjunction with Hewlett Packard hardware and with financing provided by Hewlett Packard’s leasing and finance division. The Hewlett Packard had a one year term renewable at the option of the parties but expired in March of 2003 without renewal. The Company does not intend to renew the Hewlett Packard Agreement or seek a new agreement with Hewlett Packard.

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

The Company continues to develop its software products, primarily the SchoolWeb software system. The Company intends, in succeeding quarters, to begin marketing the SchoolWeb system in the United States and has two planned installations in the United States which will occur during the last quarter of fiscal year 2003. At this point, a total of 55 schools in Canada are using the SchoolWeb system and a total of 3 First Nations (native) communities in Canada are using the SchoolWeb system. Installation at another First Nations community in Northern British Columbia is continuing and is expected to be completed in the last quarter of fiscal year 2003.

The Company does not anticipate any additional hirings in the remaining quarter of fiscal 2003 and cannot predict, given its short operating history and the fact that its products are new, what its revenues, if any, will be for the last quarter of the fiscal year 2003.

With the termination of the License Agreement, the Company ceased to outsource its product development and now performs this function internally. The Company continues to modify and update its products, product brochures and other software accessories. The Company is commencing the operation of a “help desk” for its software clients in the last quarter of fiscal year ending December 2003.

These functions were functions originally expected to be performed by Advanced Interactive Inc. under the terms of the License Agreement. While the Company’s internal costs will rise as a result of performing these functions, it is expected that this increase in costs will be more than offset by the savings of not paying license fees under the License Agreement with Advanced Interactive Inc.

RESULTS OF OPERATIONS:

With the closing of the SchoolWeb Agreement in September of 2001, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. (formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

Net Sales

For the period ending September 30, 2003, the Company had sales of $73,482. During the corresponding period to September 30, 2002, the Company had sales of $58,398. The increase in sales is attributable to the fact that the SchoolWeb and 1nterLink products are becoming more widely known in the marketplace. In the corresponding period of 2002, the Company was, and still is, building recognition for its products and distribution.

Net Loss

For the period ending September 30, 2003, the Company had a net loss of $1,180,782 or $(0.07) per share. The net loss for the corresponding period to September 30, 2002 was $373,649 or $(0.02) per share. The increased loss was due primarily to: an increase in marketing expenses, management and consulting fees, office expense and an increase in license fees due to Advanced Interactive Inc.

Gross Profit

Gross Profit was $65,476 compared to $10,283 for the period ended September 30, 2002.

Selling, General and Administrative Expenses

For the period ended September 30, 2003, the Company incurred office and general expenses of $77,048; marketing expenses of $486,791; management and consulting fees of $263,187; fees payable under the License Agreement of $252,000; and $38,625 in professional fees. Training and documentation fees were $93,317. For the corresponding period to September 30, 2002, the Company had office and general expenses of $50,696; marketing expenses of $57,140; management and consulting fees of $60,916; fees payable under the License Agreement of $180,000 and professional fees of $29,915.

The increase in office and general expense, marketing and management and consulting expense this period, compared to the corresponding period to September 30, 2002, is a result of increased activity in marketing the SchoolWeb and 1nterLink products since their commercial launch in May 2002 and the increase in consulting expense due to product development consulting. The increase in management and consulting fees, while high, is believed by management to be a good investment given that the Company is now performing internally product development work that previously was to be performed by AII under the terms of its License Agreement. It is hoped that in succeeding quarters, with the additional fees payable under the License Agreement being eliminated, that overall selling, general and administrative expenses will fall.

During the period, a total of $797,750was expensed by the Company in connection with management and sales and marketing agreements entered into by the Company. $647,750represented the fair value of share consideration where shares were issued as compensation for services rendered. Readers should consult Note 7 to the financial statements for an explanation of this expense.

License fees payable to Advanced Interactive Inc. have increased each year to $28,000/month compared to $20,000 per month during the period to September 30, 2002, as per the revision to the License Agreement entered into in August of 2002. The total outstanding amount of license fees, royalties and other costs payable to Advanced Interactive Inc. as of September 30, 2003 are $362,901. However, the Company has advised Advanced Interactive Inc. that it does not intend to pay these fees for a number of reasons disclosed in the Company’s report on Form 8K filed October 10, 2003 and, as noted above, the elimination of future payments to Advanced Interactive Inc. are expected to have a positive effect on the Company’s overall selling, general and administrative expenses.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at September 30, 2003, the Company had $3,318 cash in the bank, accounts receivable of $0 and prepaid expenses of $3,758. This compares to $19,254 cash in the bank, accounts receivable of $30,619 and prepaid expenses of $3,758 as at September 30, 2002. The changes in liquidity and capital resources are due mostly to changes in selling, general and administrative expenses detailed above.

The Company remains reliant, to a great extent, on obtaining equity or debt financing in the future. In the event that the Company is unable to obtain this equity or debt financing in the future, it may be unable to continue operations.

Audit Fees

During the period ended September 30, 2003, the Company incurred approximately $11,000 in fees to its principal independent accountant.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending September 30, 2003, appreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company could benefit from currency fluctuations.

PART II. -        OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.             CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ending September 30, 2003, the Registrant issued no securities and the number of issued and outstanding shares remained unchanged between June 30, 2003 and September 30, 2003.

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. The remaining future commitments are as follows:

Fiscal year 2003: 486,000 common shares
Fiscal year 2004: 1,944,000 common shares
Fiscal year 2005: 314,000 common shares

In addition, certain of these agreements required the issuance of a total of 462,000 common shares as signing bonuses. At September 30, 2003 and subsequent to the date of this filing, none of these common shares have been issued for this period. Under these agreements, the Company is obligated to issue a total of 1,671,000 common shares to September 30, 2003.

The Company has advised Advanced Interactive Inc., to which it had issued 3,000,000 common shares under the terms of its License Agreement with that company, that it intends to cancel all of Advanced Interactive Inc.’s 3,000,000 common shares. If it were to cancel these shares, its issued and outstanding share capital would decrease by 3,000,000 common shares.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

None

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

(a)
Reports on Form 8-K. The Registrant filed one report on Form 8K during the three months ending September 30, 2003. This report was filed on EDGAR September 9, 2003. The Registrant filed one report on Form 8K subsequent to the period end. This report was filed on EDGAR October 10, 2003.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Sarbanes-Oxley Act Section 302 Certification of President and Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: November 14, 2003	By: /s/ Michael Dearden
Michael Dearden, President, CEO
and Director

By: /s/ Griffin Jones
Griffin Jones, Treasurer, Director,
Chief Financial Officer and Chief
Accounting Officer

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Vice-President
Director

By: /s/ Greg Protti,
Greg Protti, Vice-President and Director