Form 10KSB
period 2003-12-31
ALTERNET SYSTEMS INC
filed 2004-04-09
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

Commission File Number 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0473897
(State of organization)	(I.R.S. Employer Identification No.)

Suite #610 – 815 West Hastings Street, Vancouver, British Columbia, Canada V6C 1B4
(Address of principal executive offices)

Registrant's telephone number, including area code: (604) 608-2540

     Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock

Check whether the registrant (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. YES  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB or any amendments to this Form 10-KSB.   ☒

The Company’s revenues during the year ended December 31, 2003 were: $81,354.

The aggregate market value of the voting stock held by non-affiliates of the Company, (8,914,029 shares) based upon the closing price of $0.19 of the Company’s common stock on March 26, 2004 was approximately $1,693,665. Affiliates of the Company held 10,271,000 shares of the Company’s common stock as of March 26, 2004.

As of March 26, 2004 the Company had 19,185,029 issued and outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

ALTERNET SYSTEMS, INC.
TABLE OF CONTENTS

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate” “intend,” “could,” “estimate,” or “continue,” or the negative or other variations of these terms or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and Analysis” and include elsewhere in this report.

PART I

ITEM 1.              DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

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

AI Systems Group, Inc., the wholly owned subsidiary of the Company, was incorporated in the State of Nevada on October 13, 2000 under the name of Alternet Systems, Inc. On January 1, 2001 it entered into a software license agreement (the "License Agreement") with Advanced Interactive Inc. and its subsidiary, Advanced Interactive (Canada) Inc. (collectively, "AII"). On July 3, 2001 the company's name was changed to "SchoolWeb Holdings Inc.". In June of 2002, the company's name was changed to "AI Systems Group, Inc.", its present name.

On July 2, 2001, the Company entered into an agreement (the "Share Exchange Agreement") to purchase all of the 12,343,000 outstanding shares of common stock of SchoolWeb Holdings Inc. in exchange for 12,343,000 shares of common stock of the Company, in a transaction in which the Company was the surviving corporation. The 12,343,000 shares of common stock represented approximately 86% of the issued and outstanding shares of common stock as of September 30, 2001.

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

Alternet Systems, Inc. distributes, markets and sells Internet access systems and software, marketed under the names "SchoolWeb Systems", "1nterlink", "Community Link" and "HealthWeb" .

In the fall of 2001, Hewlett Packard (Canada) expressed an interest in acquiring from the Company some or all of its rights under the License Agreement. On March 3, 2003 Hewlett Packard (Canada) and AII entered into an agreement (the “Hewlett Packard Agreement”) where Hewlett Packard agreed to market and distribute the software which Alternet had licensed from AII under the License Agreement.

Because of the distribution capacity of Hewlett Packard (Canada), and the relative lack of distribution and sales capacity of the Company, management of the Company believed it to be in the Company’s best interest to consent to the Hewlett Packard Agreement. In exchange for Hewlett Packard (Canada)’s agreement to market and distribute the Licensed Technology, the Company and AII agreed to use Hewlett Packard hardware whenever sales of the Licensed Technology were made (provided that Hewlett Packard was able to provide the hardware).

The Company and AII also agreed to give Hewlett Packard Finance (a division of Hewlett Packard) the right of first refusal to provide lease financing for sales of the Licensed Technology (by the Company or any other party). The agreement with Hewlett Packard expired on March 3, 2003 and the Company no longer has any agreement, directly or through AII, with Hewlett Packard.

Alternet licensed the SchoolWeb Technology from Advanced Interactive Inc. ("AII") under the terms of a license agreement (the "License Agreement") which had a term commencing on January 1, 2001. The President and director of AII and AIC became a director of the Company under the terms of this License Agreement.

The License Agreement granted Alternet and its subsidiary, AI Systems Group, Inc., for a term of five (5) years renewable for an additional five (5) years, the exclusive right to distribute, market, sell and sub-license the Licensed Technology in the US and Canada for educational related purposes and granted SchoolWeb Holdings Inc., for a period of five (5) years renewable for an additional five (5) years, the non-exclusive worldwide right to distribute, market, sell and license the "OfficeServer" portion of the Licensed Technology. Under the terms of the License Agreement, SchoolWeb Holdings Inc. was to pay to AII the sum of $10,000 per month in year one, $20,000 per month in year two and increased payments in subsequent years. AII also was to receive a royalty of 40% on net revenue realized from SchoolWeb Holding Inc.'s sales of the Licensed Technology which, after the first three years of the License Agreement, is subtracted from the amount of the specified monthly payment.

On May 16, 2003, the president of Advanced Interactive Inc. Mr. Karim Lakhani, resigned as a director of Alternet Systems Inc.

On October 14, 2003, Alternet Systems terminated its software license agreement (the "License Agreement") with AII. The License Agreement was terminated for a number of reasons including the failure by AII to grant to Alternet North American exclusivity for technologies and software licensed under the License Agreement.

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. The writ states that the defendants, Advanced Interactive Inc., have breached the License Agreement as follows and damages are being sought in the amount of $1,804,709. The defendants have breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The likelihood of any gain or loss as a result of the above lawsuit is neither determinable nor reasonably estimable at this time.

Since notification of termination of the License Agreement was given to AII, Alternet Systems Inc. developed and currently supports its own proprietary software. Although the names of its products remain the same, the software comprising these products is its own and not licenced software.

The Company's Internet access system and software is presently installed in 54 schools and communities in Canada under the names "SchoolWeb" and "1nterlink".

Each basic SchoolWeb "system" or software / hardware package is comprised of the SchoolWeb virtual library software, Linux Operating System, a network server, redundant file system, software configuration, uninterruptible power supply, satellite or cable port, SchoolWeb user license, 24 hour technical support , on-site installation(provided by resellers and distributors), training , system maintenance and 5X9 on-site warranty.

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

The Company has begun marketing SchoolWeb into the US school district market. Company personnel have also been attending trade shows in North America and making presentations to school districts in the United States.

SchoolWeb has been granted trademark rights in the Canada for the trademark "SchoolWeb". The initial application was filed in Canada on March 30, 2001 and it was granted in March of 2003. The trademark is being registered on the supplemental register in the United States as the United States trademark was applied for based on the Canadian trademark application. Once a company has used a supplemental register mark in the United States for five years, the company's mark is placed on the full register. In the meantime, its rights in the United States are protected.

Upon completion of the registration of SchoolWeb as a trademark the Company anticipates that it will begin the process of registering the "1nterlink", "HealthWeb" and "CommunityWeb" names. There can be no guarantee that all, or any, of these names will be successfully registered in the United States or Canada.

Additional Products

SchoolWeb InMotion Web Conferencing

The Company is developing a web conferencing product that will be sold to schools for the purpose of video conferencing for principals and teachers, as well as distance learning to remote or at home students. The Company will be sourcing software and services from several suppliers and reselling it under the SchoolWeb InMotion name. No attempt has yet been made to trademark or otherwise protect the InMotion name.

To this end, the Company has installed a co-located server in Vancouver, British Columbia which will act to service web-based video conferencing clients and will be offering this product to school districts in North America in April or May of 2004. To date, the Company has not chosen a supplier for “In Motion” software and it expects to act as a reseller of any such software, not as a proprietor and developer.

ITEM 2.              DESCRIPTION OF PROPERTIES

The Company does not own any real estate property as of March 26, 2004.

The Company rents approximately 1700 sq. ft. of office space at Suite #610 – 815 West Hastings Street, British Columbia, Canada V6C 1B4. The rent is on a month to month basis and is $2,140.

ITEM 3.              LEGAL PROCEEDINGS

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On March 13, 2004, the Company filed a Writ of Summons and Statement of Claim (No. S041464) in the Supreme Court of British Columbia in the Vancouver, British Columbia Court Registry. The writ states that the defendants, Advanced Interactive, Inc. (“AII”) have breached the License Agreement between the Company and AI as follows and damages are sought in the amount of $1,804,709. The Company alleges that AII breached the agreement by failing to grant exclusivity to the Company as required by the License Agreement, failed to provide technical support, failed to provide technical support at a reasonable price, failed to provide usable software and failed to provide working software.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

ITEM 4.              SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

None

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

The Company’s Common Stock is traded on the OTC Bulletin Board under the trading symbol “ASYI”. Set forth below is the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEARS ENDED

	DECEMBER 31, 2003		DECEMBER 31, 2002
	HIGH BID	LOW BID	HIGH BID	LOW BID
FIRST QUARTER	0.38	0.15	N/a	N/a
SECOND QUARTER	0.45	0.17	N/a	N/a
THIRD QUARTER	0.26	0.15	N/a	N/a
FOUTH QUARTER	0.29	0.17	N/a	N/a

As of March 26, 2004, the Company had approximately 78 shareholders of record.

DIVIDENDS

Holders of common stock as entitled to receive dividends as may be declared by the Board of Director and, in the event of liquidation, to share pro-rate in any distribution of the Company’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend.

No dividends have ever been paid by the Board of Directors of the Company on its common stock. The Company’s losses do not currently indicate the ability to pay any cash dividends, and the Company does not intend paying cash dividends on its common stock in the foreseeable future.

ISSUANCE OF RESTRICTED STOCK

On March 14, 2003 the Company issued a total of 165,944 units to a total of 15 persons resident in Canada at a price of $0.35 per unit for total proceeds of $58,080. Each unit was comprised of one common share and one share purchase warrant exercisable for a period of 2 years at $0.50 per warrant.

The 165,944 units were sold under the exemption from registration made available by Regulation S.

Where the offerings described above were undertaken under Regulation S they were made under Rule 903 (Category 3, equity securities) and:

–	the sale was made in an offshore transaction;

–	no directed selling efforts were made in the United States by the Company;

–	the purchaser certified that it is not a US person and is not acquiring the securities for the account or benefit of any US person;

–	the purchaser agreed to resell such securities only in accordance with the provisions of the Securities Act of 1933 or regulations applicable to their securities;

–	the securities contained a legend to the effect that transfer was prohibited unless the securities were first registered under the Securities Act of 1933 or resale was made pursuant to an exemption therefrom.

No commission or professional fees were paid in connection with the Company's sales of unregistered securities under Regulation S.

Neither we nor any person acting on our behalf offered or sold the foregoing securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A resale legend has been provided for the stock certificates stating that the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption (such as that provided by Regulation S or Rule 144).

ISSUANCE OF NON- RESTRICTED STOCK

Other than as described below in “Incentive Stock Option Plan”, the Company has issued the following non-restricted stock:

The Company has issued a total of 640,000 shares of common stock in the past 12 months.

On May 29, 2003, a total of 100,000 shares were issued to a Canadian resident under the terms of a management agreement at a price of $0.33 per share. The shares were registered pursuant to the Company’s S8 Registration Statement filed on March 1, 2003.

On June 10, 2003, a total of 540,000 shares were issued to four Canadian residents under the terms of management agreements by which they provide various services, including software programming, management consulting and software manual development, at a price of $0.31 per share. The shares were registered pursuant to the Company’s S8 Registration Statement filed on March 1, 2003.

INCENTIVE STOCK OPTION PLAN

The Company does not have an incentive stock option plan nor has it granted incentive stock options to any person.

ITEM 6.              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Statements made in this Form 10-KSB that are not historical or current facts may be “forwarded-looking statements”. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

With the closing of the SchoolWeb Agreement in September of 2001, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. (formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

Net Sales

For the year ending December 31, 2003, the Company had sales of $81,354. During the corresponding year to December 31, 2002, the Company had sales of $68,768. The increase in sales is attributable to the fact that the SchoolWeb and 1nterLink products are becoming more widely known in the marketplace.

Net Loss

For the year ending December 31, 2003, the Company had a net loss of $1,706,867 or $(0.10) per share. The net loss for the corresponding year to December 31, 2002 was $ 511,157 or $(0.02) per share. The increased loss was due primarily to: an increase in marketing expenses, management and consulting fees, office expense and an increase in license fees due to Advanced Interactive Inc.

Gross Profit

Gross Profit was $ 66,830 for the year ended December 31, 2003 compared to $ 18,865 for the year ended December 31, 2002.

Selling, General and Administrative Expenses

For the year ended December 31, 2003, the Company incurred office and general expenses of $ 38,597; marketing expenses of $ 548,212; management and consulting fees of $ 494,906; fees payable under the License Agreement of $ 336,000 and $ 40,995 in professional fees. Training and documentation fees were $ 107,145. For the corresponding year to December 31, 2002, the Company had office and general expenses of $26,902; marketing expenses of $ 86,363, management and consulting fees of $74,523, fees payable under the License Agreement of $240,000 and professional fees of $18,778. Accounts payable increased to $596,605 at December 31 2003 of which $386,162 are license fees owing to Advanced Interactive Inc., which are currently in dispute. This compares to accounts payable of $132,227 at December 31 2002.

The increase in office and general expense, marketing and management and consulting expense this year, compared to the corresponding year to December 31, 2002, is a result of increased activity in marketing the SchoolWeb and 1nterLink products since their commercial launch in May 2002.

During the year, a total of $326,559 was expensed by the Company in connection with management and sales and marketing agreements entered into by the Company during the quarter ended December 31, 2003. $326,559 represented the fair value of share consideration where shares were issued as compensation for services rendered. Readers should consult Note 6 to the financial statements for an explanation of this expense.

License fees payable to Advanced Interactive have increased each year to $28,000/month compared to $20,000 per month during the year to December 31, 2002, as per the revision to the License Agreement entered into in August of 2002.

Interest and other expenses

The Company had no material interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

As at December 31, 2003, the Company had $113,161 cash in the bank, accounts receivable of $ 0 and prepaid expenses of $8,633. This compares to $203 cash in the bank, accounts receivable of $ 17,125 and prepaid expenses of $3,758 as at December 31, 2002.

Based on the results of the “beta-testing” programs completed to date and presently in progress and based upon the estimated revenues that could result from the prospective contracts, the management of Alternet Systems, Inc. conclude that there is no impairment of Goodwill and Intellectual Property valuations as reflected on the December 31, 2003 balance sheet of the Corporation.

The Company does not have any available lines of credit, bank financing or other external sources of liquidity. Due to accumulated operating losses, during the initial years of operations, the Company’s operations have not been a source of liquidity.

The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. The Company expects to obtain additional capital through the private sales of the Company’s common stock or from borrowings from private lenders. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its continued operations.

Critical Accounting Policies And Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended December 31, 2003 which are included as part of this report.

Intangible assets

The Company has adopted the provision of the Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. Intangible assets with a definite life will be amortized over that expected life and will also be tested for impairment annually. The Company’s intellectual property is being amortized over 10 years. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset.

PLAN OF OPERATION

Over the next 12 months the Company will be concentrating on marketing its SchoolWeb products to US and Canadian school districts.

This will be accomplished through the Company’s existing sales staff who will be contacting school districts through direct mail, personal sales, trade shows and industry associations.

Although the Company believes that demand will exist for its products, there can be no assurance that any sales will be made in the future.

The Company will also, in the next 12 months, begin to market the InMotion web conferencing product once approved software suppliers have been chosen. Marketing of InMotion will be accomplished through the Company’s existing sales staff who will be offering the web conferencing product in conjunction with SchoolWeb in all direct mail, personal sales calls, trade shows and industry associations. No development costs are anticipated with InMotion web conferencing as the Company will be outsourcing the software development and service through outside providers and will , essentially, be acting as a reseller.

The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

FUNDING

As at December 31, 2003, the Company had received a total of $365,921 in share subscription advances on the purchase of shares not yet sold at $0.15 per share of common stock.

Current management of the Company anticipates that funding requirements for the next twelve months of operations will be as follows:

The Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Salaries:	$14,000
Product Development Expense:	$4,000
Office Rent	$2,140
Telephones	$1,000
Travel	$5,000
Marketing Expenses	$5,000
Professional Fees	$1,500
Accounting fees	$2,000

Total Monthly Expenses:	$33,140

The Company is dependent for the continuance of its operations on further debt or equity financings. Failure to obtain such financings could result in the Company being unable to continue its operations.

There can be no certainty that such financings would be obtained on favorable terms, if at all, and any equity financings could dilute the interests of existing shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transactions, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7.              FINANCIAL STATEMENTS

This information required under Item 310 (a) of Regulation S-B is included in this report as set forth in the “Index to Consolidated Financial Statements”.

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

Since inception, the Company has retained Dale Matheson Carr-Hilton, (“DMCL”) formerly LaBonte & Company, Chartered Accountants to act as Company’s independent Chartered Accountants. DMCL’s reports for the Company’s fiscal years since inception have not contained an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

The Company does not presently have an audit committee. The financial statements of the Company are reviewed by the entire Board of Directors of the Company.

During the two most recent years, the Company did not consult with DMCL regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.            CONTROLS AND PROCEDURES

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s discloses controls and procedures. It is the opinion of the Company’s principal accounting officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

ITEM 9.              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Term of Office*1*2
Michael Dearden	President and Director	Expires April 22, 2004
Griffin Jones	Secretary, Treasurer, CEO and Director	Expires April 22, 2004
Patrick Fitzsimmons	Director	Expires April 22, 2004
Greg Protti	Director	Expires April 24, 2004
vacancy	Director
Brandon Douglas	Director	Expires April 24, 2004

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders. As Alternet had its last annual meeting of stockholders on April 22, 2003, all of the directors terms expired on that date and they were reappointed by the stockholders until the next annual meeting of stockholders.

2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Michael Dearden, President and Director

Michael Dearden, age 49. Mr. Dearden has over 25 years experience in sales and marketing, and for the past 17 years has focused specifically on corporate marketing and venture capital financing. Prior to joining Alternet in 2000, Mr. Dearden was, for five years, a director of Rolland Virtual Business Systems Limited (formerly Americ Resources Corp.), where he helped to facilitate the merger of Rolland Virtual Business Systems Limited and Americ Resources Corp. and helped to facilitate a concurrent financing of $1,800,000. Rolland Virtual Business Systems Limited is a Montreal, Canada, based E-commerce software developer with approximately 35 employees.

Griffin Jones, Secretary, Treasurer, CEO and Director

Griffin Jones, age 48. Mr. Jones has been self-employed for approximately 17 years as a management consultant. Mr. Jones brings to the Company experience in financial management, and experience in providing management to companies in a number of industry areas including high technology, industrial products and mining. Mr. Jones has worked in marketing management, finance and corporate relations.

Patrick Fitzsimmons, Director

Pat Fitzsimmons, age 50. Mr. Fitzsimmons brings to the Company sales and management experience, gained from a 24-year career in the high-technology marketplace. Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, and Newbridge Networks, offering a wide range of technology solutions. His most recent position was Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Greg Protti, Director

Greg Protti, age 46. Mr. Protti has over 19 years experience in the high technology sector. He has held sales and management positions in all segments of the high tech sector from SHL Systemhouse consultants to Regional Sales Manager for Merisel Canada, where he was responsible for running a $200 million in sales revenue territory in Western Canada. Mr. Protti was previously Regional Manager for Digidyne, Inc. a value added reseller of technology products. He was responsible for hardware sales as well as managing a staff of contract personnel.

Each officer and director generally serves until the next annual meeting of stockholders or until such time as he or she resigns.

The Company does not have standing nominating or compensation committees of the board of directors, or committees performing similar functions. During the last fiscal year ended December 31, 2001, the board of directors did not formally meet other than following the last meeting of shareholders on December 19, 2001.

ITEM 10.            EXECUTIVE COMPENSATION

The following table sets forth in summary form, the compensation received by (i) the Chief Executive Officer of the Company, (ii) the President of the Company, and (iii) by cash other executive officer of the Company who received in excess of $100,000 during the fiscal year ended December 31, 2002 and 2003. The Company does not have a Compensation Committee.

					Restricted	Options	All other
				Other Annual	Stock	Granted	Compensation
Name and Principal	Fiscal	Salary	Bonus	Compensation	Awards
Position	Year	(1)	(2)	(3)	(4)	(5)	(6)
Michael Dearden,	2003	74,186	-	-	-	None	-
President and	2002	18,515	-	-	-	None	-
Director
Griffin Jones	2003	77,998	-	-	-	None	-
Treasurer and	2002	35,164	-	-	-	None	-
Director, CEO

(1)	The dollar value of base salary (cash and non-cash) received

(2)	The dollar value of bonus (cash and non-cash) received

(3)	Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property

(4)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table

(5)	The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the Table

(6)	All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution Plan, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premium paid by, or on behalf of, the Company.

Employment Contracts

The Company does not have any employment contracts with its executive officers.

However, the President and the Company’s CEO / Treasurer are compensated through management consulting agreements as are Patrick Fitzsimmons, Director and Vice-President of Sales and Greg Protti, Director and Vice-President of Marketing. Each receives cash compensation of $2,000 per month and 20,000 shares of common stock per month. The management agreements under which they are compensated were registered by way of S8 registration statement filed on March 1, 2003.

Long-Term Incentive Plan – Awards in Last Fiscal Year

None

Employee Pension, Profit Sharing or Other Retirement Plan

None

Compensation of Directors

Standard Arrangements. Currently the Company does not pay its directors for serving as directors. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Stock Option Plan

The Company does not have a stock option plan nor ha it granted stock options.

Options Granted During Fiscal Year Ending December 31, 2003

The following tables set forth information concerning the options granted during the year ended December 31, 2003 to the Company’s officers and directors and the value of all unexercised options held by these persons as of December 31, 2003.

	Shares Issuable	% of Total Options
	upon Exercise of	Granted to
NAME	Options (1)	Employees	Price Per Share	Expiration Date
None	None

           (1)            No options have been granted by the Company.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

At the date of this Annual Report, the Company had 19,185,029 shares of common stock issued. The following table sets forth certain information regarding the beneficial ownership of the common stock of the Company as of March 26, 2004 of (1) each person who is known to the Company to own beneficially more than 5% of the Company’s outstanding common stock, (2) each of the Company’s directors, officers, and (3) all directors and officers of the Company as a group:

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Streamline Investments, Inc. (2) 711 South Carson St. Carson City, Nevada 89701	Director, President	2,811,000	14.6%
Nahatlatch Capital Corp.(3) 711 South Carson St. Carson City, Nevada 89701	Director, Secretary, Treasurer	2,532,000	13.1%
Patrick Fitzsimmons 1406-151 E. Keith Rd. N. Vancouver, BC V7L 4M3	Director, VP Sales	1,065,000	5.5%
Greg Protti 6405 Holly Park Dr. Ladner, BC V4K 4W6	Director, VP Business Development	701,000	3.6%
Advanced Interactive Inc. 718 – 1350 East Flamingo Road Las Vegas, NV 89119 Advanced Interactive Canada Inc. 2101 – 1177 W. Hastings St. Vancouver, BC V6E 2K3		1,728,571 1,500,000	9.00% 8.00%
Brandon Douglas 8173 Southgate Blvd. N. Ft. Lauderdale Florida 33068	Director	162,000	1.00%
Directors, Officers and 5% stockholders in total (6 Persons)		10,271,000	54.8%

1.	The 17% of the Company’s shares of common stock held by Advanced Interactive are the subject of legal proceedings (see “Legal Proceedings”)
2.	Streamline Investments, Inc. is a company wholly owned by the Company’s President and Director, Michael Dearden.
3.	Nahatlatch Capital Corp. is a company wholly owned by the Company’s Treasurer, Secretary and Director, Griffin Jones.

STOCK OPTION PLAN

The Company does not have a stock option plan nor has it granted any options to directors, officers, employees or consultants.

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shares Issued to Officers and Directors

None. (see "Executive Compensation" and the notes to the financial statements included herein for compensation to related parties of the Company).

Item 13.            Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2003.

Item 14.            Principal Accountant Fees and Services

As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee’s primary function will be to provide advice with respect to the Company’s financial matters and to assist the board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee’s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company’s independent accountant’s; (iii) evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant’s independence.

Audit and Audit Related Fees

During the fiscal years ended December 31, 2003 and December 31, 2002, the Company incurred approximately $14,100 and $10,900 respectively in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements and for other accounting services consisting of review of the Company’s quarterly reports filed on Form 10-KSB.

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2003, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB filed on November 6, 2000)

3.2	Certificate of amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 on the report on Form 8-K filed on May 23, 2002

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32	Section 906 certification of Chief Executive Officer

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Alternet Systems Inc.

We have audited the consolidated balance sheets of Alternet Systems Inc. as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from October 13, 2000 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from October 13, 2000 (inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 26, 2004

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

As at December 31, 2003 and 2002

	2003	2002
ASSETS

Current Assets

Cash	$113,161	$203
Accounts receivable	-	17,125
Prepaid expenses	8,633	3,758

Total Current Assets	121,794	21,086

License Rights, net of amortization (Note 3)	-	18,000

Fixed Assets - net of depreciation	5,121	739

TOTAL ASSETS	$126,915	$39,825

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

As at December 31, 2003 and 2002

	2003	2002
LIABILITIES

Current Liabilities

Accounts payable & accrued liabilities (Note 5 and 8)	$596,605	$132,227
Deferred revenue	19,874	5,010
Due to related parties (Note 5)	34,069	12,782

Total Current Liabilities	650,548	150,019

TOTAL LIABILITIES	650,548	150,019

Commitments and contingencies (Notes 1, 3 and 6)

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares	174	161
authorized 17,400,029 (2002 – 16,144,085) issued and outstanding
Additional Paid-In Capital	1,044,294	659,668
Private Placement Subscriptions	365,921	3,650
Obligation to issue Shares	553,720	-
Accumulated Other Comprehensive Income (Loss)	(6,469)	733
Deficit Accumulated During Development Stage	(2,481,273)	(774,406)

TOTAL STOCKHOLDERS' DEFICIENCY	(523,633)	(110,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$126,915	$39,825

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2003

			October 13,
	Year ended	Year ended	2000 (inception)
	December	December	to December 31,
	31, 2003	31, 2002	2003
REVENUE
License fees and hardware sales	$81,354	$68,768	$150,122

COST OF SALES
Royalties	11,093	-	11,093
Installation costs and other	3,431	49,903	53,334
	14,524	49,903	64,427
GROSS PROFIT	66,830	18,865	85,695

OPERATING EXPENSES
Advertising and promotions	100,574	2,149	102,723
Bad debt	15,344	-	15,344
Commissions	13,061	378	13,439
Depreciation and amortization	19,028	7,082	32,710
License fees (Note 3)	336,000	240,000	696,000
Management and consulting	494,906	74,523	586,729
Marketing	548,212	86,363	674,004
Office and general	38,597	26,902	116,029
Professional fees	40,995	51,740	122,125
Rent	31,062	18,778	49,840
Telephone and utilities	13,463	2,429	15,892
Training and documentation	107,145	7,336	114,481
Travel	15,310	12,342	27,652

TOTAL OPERATING EXPENSES	1,773,697	530,022	2,566,968

NET LOSS FOR THE YEAR	$(1,706,867)	$(511,157)	$(2,481,273)

BASIC NET LOSS PER SHARE	$(0.10)	$(0.03)

WEIGHTED COMMON SHARES OUTSTANDING	16,718,677	15,527,532

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

			October 13,
	Year ended	Year ended	2000 (inception) to
	December 31, 2003	December 31, 2002	December 31, 2003
OPERATING ACTIVITIES

Net income (loss) for the year	$(1,706,867)	$(511,157)	$(2,481,273)
Add: Items not affecting cash
Depreciation	19,028	7,082	32,710
Gain on disposal of assets	-	(215)	(215)
Issuance of shares for services rendered	326,559	-	326,559
Obligation to issue shares for services rendered	553,720	-	553,720
Changes In Non-Cash Working Capital:
Accrued consulting fees	-	(17,300)	-
Changes in accounts receivable	17,125	(17,125)	-
Changes in prepaids	(4,875)	-	(8,633)
Changes in deferred license revenue	14,864	5,010	19,874
Accounts payable & accrued charges	464,378	186,136	672,465
	(316,068)	(347,569)	(884,793)

INVESTING ACTIVITIES

Net disposition (acquisition) of fixed assets	(5,410)	1,794	(7,616)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
	(5,410)	1,794	(7,542)

FINANCING ACTIVITIES
Advances (to) from related parties	21,287	(3,404)	30,231
Proceeds on sale of common stock and subscriptions	420,351	341,030	981,734
	441,638	337,626	1,011,965

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,202)	2,683	(6,469)

INCREASE (DECREASE) IN CASH DURING THE YEAR	112,958	(5,466)	113,161

CASH, BEGINNING OF YEAR	203	5,669	-

CASH, END OF YEAR	$113,161	$203	$113,161

OTHER SIGNIFICANT NON-CASH TRANSACTIONS:
During 2002 the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000.
During 2003 the Company issued 1,090,000 shares for services valued at 326,559
The Company is obligated to issue 2,019,000 common shares under employment contacts for services valued at $527,720. Refer to Note 6.
The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000.

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2003

						Deficit	Other
						accumulated	compre-
			Additional	Private	Obligation	during	hensive
	Number of		paid-in	placement	to issue	development	income
	shares	Amount	capital	subscriptions	shares	stage	(loss)	Total

Issuance of common stock for cash at $.001 per share –
October 16, 2000	3,000	$3	$-	$-	$-	$-	$-	$3

Balance, December 31, 2000	3,000	3	-	-	-	-	-	3
Issuance of common stock for cash at $.007 per share –
May 24, 2001	5,500,000	5,500	33,000	-	-	-		38,500
Issuance of common stock for cash at $.01 per share –
June 4, 2001	4,010,000	4,010	36,090	-	-	-		40,100
Issuance of common stock for cash at $.15 per share –
June 8, 2001	330,000	330	49,170	-	-	-		49,500
Issuance of common stock for license agreement at
$.01 per share – June 29, 2001 (Note 4)	2,500,000	2,500	22,500	-	-	-		25,000

Schoolweb Holdings Inc. balance before reverse acquisition	12,343,000	12,343	140,760	-	-	-		153,103
Schoolweb Systems Inc. balance before reverse acquisition
(Note 5)	1,350,000	14	19	-	-	(7,937)	-	(7,904)
Issued to effect reverse acquisition	12,343,000	123	(123)	-	-	-	-	-
Reverse acquisition recapitalization adjustment	(12,343,000)	(12,343)	4,406	-	-	7,937	-	-

Schoolweb Systems Inc. balance after reverse acquisition	13,693,000	137	145,062	-	-	-	-	145,199
Issuance of common stock for license agreement at $
per share – September 10, 2001	500,000	5	4,995	-	-	-	-	5,000
Issuance of common stock for cash at $.10 per share –
September 11, 2001	100,000	1	9,999	-	-	-	-	10,000
Issuance of common stock for cash at $.10 per share –
November 5, 2001	50,000	1	4,999	-	-	-	-	5,000
Issuance of common stock for cash at $.15 per share –
November 8, 2001	15,000	-	2,250	-	-	-	-	2,250
Issuance of common stock for cash at $.20 per share –
November 24, 2001	375,000	3	74,997	-	-	-	-	75,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(1,950)	(1,950)
Net loss for the year ended December 31, 2001	-	-	-	-	-	(263,249)	-	(263,249)

Balance, December 31, 2001	14,733,000	$147	$242,302	$-	$-	$(263,249)	$(1,950)	$(22,750)

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (continued)
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2003

						Deficit	Other
						accumulated	compre-
			Additional	Private	Obligation	during	hensive
	Number of		paid-in	placement	to issue	development	income
	shares	Amount	capital	subscriptions	shares	stage	(loss)	Total

Balance, December 31, 2001	14,733,000	$147	$242,302	$-	$-	$(263,249)	$(1,950)	$(22,750)

Issuance of common stock for cash at $.20 per share – March 1, 2002	510,000	5	101,995	-	-	-	-	102,000

Issuance of common stock for cash at $.35 per share – March 15, 2002	100,000	1	34,999	-	-	-	-	35,000

Issuance of common stock for cash at $.35 per share – April 30, 2002	140,000	1	48,999	-	-	-	-	49,000

Issuance of common stock for cash at $.35 per share –June 27, 2002	97,371	1	34,079	-	-	-	-	34,080

Issuance of common stock for cash at $.35 per share – July 8, 2002	49,143	1	17,199	-	-	-	-	17,200
Issuance of common stock for debt at $.35 per share - September 11,
2002	228,571	2	79,998	-	-	-	-	80,000

Issuance of common stock for cash at $.35 per share –October 9, 2002	193,000	2	67,548	-	-	-	-	67,550

Issuance of common stock for cash at $.35 per share –December 16, 2002	93,000	1	32,549	(5,250)	-	-	-	27,300
Private placement subscriptions received	-	-	-	8,900	-	-		8,900
Foreign exchange translation adjustment	-	-	-	-	-	-	2,683	2,683
Net loss for the year ended December 31, 2002	-	-	-	-	-	(511,157)	-	(511,157)

Balance, December 31, 2002	16,144,085	161	659,668	3,650	-	(774,406)	733	(110,194)

Issuance of common stock for cash at $.35 per share – March 20, 2003	165,944	2	58,078	(3,650)	-	-	-	54,430
Issuance of common stock for services at $.24 per share – May 29, 2003	100,000	1	23,999	-	-	-	-	24,000
Issuance of common stock for services at $.34 per share – June 10, 2003	300,000	3	101,156	-	-	-	-	101,159
Issuance of common stock for services at $.35 per share – June 10, 2003	180,000	2	62,998	-	-	-	-	63,000
Issuance of common stock for services at $.21 per share – June 10, 2003	60,000	1	12,399	-	-	-	-	12,400
Issuance of common stock for services at $.35 per share – October 27,
2003	100,000	1	34,999	-	-	-	-	35,000
Issuance of common stock for services at $.26 per share – October 27,
2003	350,000	3	90,997	-	-	-	-	91,000
Private placement subscriptions received				365,921		-		365,921
Obligation to issue shares for services rendered	-	-	-	-	553,720	-	-	553,720
Foreign exchange translation adjustment	-	-	-	-	-		(7,202)	(7,202)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(1,706,867)	-	(1,706,8670)

Balance, December 31, 2003	17,400,029	$174	$1,044,294	$365,921	$553,720	$(2,481,273)	$(6,469)	$(523,633)

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on June 26, 2000 in the State of Nevada as North Pacific Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 19, 2001 the Company changed its name to Schoolweb Systems Inc. and on May 14, 2002 the Company changed its name to Alternet Systems Inc. (“Alternet” or the “Company”). On November 6, 2000, the Company filed a Form 10SB registration statement with the United States Securities and Exchange Commission (“SEC”) and as a result is subject to the regulations governing reporting issuers in the United States. On March 14, 2003 the Company was listed for quotation on the OTC Bulletin Board.

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

SW Holdings, through a License Agreement dated January 1, 2001, distributes, markets, sells and licenses in the United States and Canada, certain proprietary software and hardware systems technology known as “SchoolWeb” used for caching Internet and multimedia files on special servers (refer to Note 3).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2003 the Company had a working capital deficiency of $528,754 (2002 - $128,933). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

License Rights
The Company amortizes the cost of acquiring license rights on a straight-line basis over the term of the license. The Company evaluates the carrying amount of its unamortized license rights against the undiscounted future anticipated cash flows associated with them. If the evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value, an impairment provision is recorded to adjust the carrying value of the license rights to their fair value. During 2003 management determined that based on evaluation there was no reliable basis for estimating new cash flows from the license and the Company wrote off the carrying balance of the AII license.

Furniture and Equipment
Furniture and equipment are recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

Impairment of long lived assets
Management monitors the recoverability of long-lived assets based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

Revenue recognition
The Company licenses its SchoolWeb system on a prepaid basis for terms ranging from one to three years. The Company recognizes license revenues on a straight-line basis over the license term upon completion of the required hardware and software installations and upon acceptance by the purchasers, subject to collection being reasonably assured. License fees paid in advance are recorded as deferred revenue.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003. As no options were granted in 2002 or 2003, no pro-forma disclosures are required.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for direct awards of share for services at the fair value of the shares awarded. The Company records the obligation to issue the shares at such time as performance of the service is complete.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Loss per share
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Fully diluted loss per share has not been presented as the effects of warrants have been excluded as they are anti-dilutive.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 clarifies the requirements for a guarantor’s accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.

NOTE 3 - LICENSE RIGHTS

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

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 3 - LICENSE RIGHTS (continued)

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AI and AIC received an additional 500,000 shares valued at $5,000 which Alternet issued on September 10, 2001. Also effective September 10, 2001 the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned.

A total of $386,162 (2002 - $65,000) in unpaid monthly license fees accrued to December 31, 2003 and related costs owing to AII is included in accounts payable.

On October 14, 2003, AI Systems terminated its software license agreement (the "License Agreement") with AII. The License Agreement was terminated for a number of reasons including the failure by AII to grant to AI Systems North American exclusivity for technologies and software licensed under the License Agreement.

AI Systems has advised AII that it does not intend to pay the $386,162 in unpaid monthly license fees and other costs. AI Systems has also advised AII that it intends to cancel the 3,000,000 common shares issued to AII under the terms of the License Agreement.

AII has advised AI Systems, in writing, that it considers the agreement now to be a non-exclusive license that is still in effect and that unpaid monthly license fees and related costs are still due to AII. The software licensed under the License Agreement is no longer used in any products sold by the Company.

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. The writ alleges that the defendants, Advanced Interactive Inc., have breached the License Agreement as follows and damages are being sought in the amount of $1,804,709. The defendants have breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The likelihood of any gain or loss as a result of the above lawsuit is not determinable at this time.

If the Company is successful in this action the excess of any damages awarded over the amount currently accrued totaling $386,162 will be recorded as a gain in the period in which it becomes determinable. In addition, to date, no costs have been accrued in connection with the continuation and completion of this action as they can not get be reasonably estimated.

NOTE 4 – CAPITAL STOCK

To December 31, 2003, the Company has not granted any stock options.

During the year ended December 31, 2003 the Company completed a private placement of 165,944 units at a price of $.35 per unit for total proceeds of $58,080 of which $3,650 had been received at December 31, 2002. Each unit consists of one common share and one share purchase warrant entitling the holder to acquire an additional share at a price of $0.50 per share to March 14, 2005.

During the year ended December 31, 2003 the Company issued 1,090,000 shares for services valued at $326,560 of which $4,875 is prepaid. Also during the year ended December 31, 2003 the Company received $365,921 towards future private placements, the terms of which are being negotiated.

The Company is obligated to issue 2,019,000 common shares with a fair value of $527,720 in connection with direct stock awards under consulting, management and marketing contacts (refer to Note 6).

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 4 – CAPITAL STOCK (continued)

The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000.

A summary of the Company’s warrants at December 31, 2003 and the changes for the year is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding		Life

December 31, 2002	1,557,514	$0.50	0.31 years
Issued	165,944	$0.50	1.20 years
Exercised	-	-
Cancelled	-	-
Expired	375,000	-

December 31, 2003	1,348,458	$0.50	0.42 years

Effective March 1, 2003 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 3,109,000 shares valued at $854,279 relating to services provided in 2003 have been awarded, of which 2,019,000 shares valued at $527,720 have not yet been issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2003 a total of $34,069 (2002 - $12,782) is owing to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Year ended
	December 31,
	2003	2002

Consulting	$152,184	$45,319
License fees	336,000	180,000
Marketing	220,661	40,159
Royalties	11,093	-
	$719,938	$265,478

Of the amounts above, the license fees and royalties were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned. During the year ended December 31, 2002, the Company issued 228,571 common shares at a price of $0.35 per share to settle debt of $80,000 owing to AII. Included in accounts payable are license fees totalling $386,162 owing to AII which are currently under dispute (refer to Note 3).

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 6 – COMMITMENTS

Effective February 1, 2003, March 1, 2003 and December 1, 2003 the Company entered into nine twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. These contracts may be terminated with seven days notice at any time and with no further cost to the Company. The Company also signed three other marketing agreements covering shorter time periods which require payment in shares of the Company’s common stock on a monthly basis. The remaining future commitments are as follows:

		Number
	Cash	of shares

2004	$294,000	2,304,000
2005	77,500	554,000
	$374,500	2,858,000

Of the above amounts, $192,000 of cash and 1,920,000 in shares is due to directors of the Company.

In addition, in 2003 certain of these agreements required signing bonuses by way of direct awards of 1,132,000 common shares of the Company with a fair value of $854,279which was expensed during the year on the signing of the agreements.

NOTE 7 – INCOME TAXES

The Company and its subsidiaries have tax losses which may be available to reduce future year’s taxable income, that could result in deferred tax assets. Management believes that the realization of the potential benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and losses to date. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 8 – SUBSEQUENT EVENTS

On January 6, 2004, the Company issued 1,785,000 common shares for services valued at $466,320, all of which had been accrued as at December 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: March 26, 2004	By:	/s/ Michael Dearden
Michael Dearden
President and Director

Dated: March 26, 2004	By:	/s/ Griffin Jones
Griffin Jones
Treasurer, Principal Accounting Officer, CEO, Secretary and
Director