Form 10QSB
period 2004-03-31
ALTERNET SYSTEMS INC
filed 2004-05-17
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
(Registrant’s Address)

(604) 608-2540
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

As of March 31, 2004, the Registrant had 19,185,029 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)     Yes ☐    No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As at March 31, 2004

	March	December
	31, 2004	31, 2003
	(Unaudited)
ASSETS
Current Assets
Cash	$129,022	$113,161
Prepaid expenses	10,301	8,633

Total Current Assets	139,323	121,794

Fixed Assets - net of depreciation	12,108	5,121

TOTAL ASSETS	$151,431	$126,915

LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities (Note 5)	$583,922	$596,605
Deferred license revenue	17,027	19,874
Due to related parties (Note 6)	5,118	34,069

TOTAL LIABILITIES	606,067	650,548

Commitments and contingencies (Notes 1, 3 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Capital Stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares	193	175
authorized 19,185,029 (2003 – 17,400,029) issued and outstanding
Additional paid-in capital	1,510,595	1,044,293
Private placement subscriptions	621,884	365,921
Obligation to issue shares	198,360	553,720
Accumulated other comprehensive income (loss)	(6,101)	(6,469)
Deficit accumulated during development stage	(2,779,567)	(2,481,273)

TOTAL STOCKHOLDERS' EQUITY	(454,636)	(523,633)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,431	$126,915

ALTERNET SYSTEMS INC
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
(Unaudited)

			October 13,
	Three months	Three months	2000 (inception)
	Ended March	Ended March	to March 31,
	31, 2004	31, 2003	2004
REVENUE
License fees and hardware sales	$7,423	$6,448	$157,545

COST OF SALES
Installation costs and other	2,426	790	55,760
Royalties	4,720	-	15,813
	7,146	790	71,573

GROSS PROFIT	277	5,658	85,972

OPERATING EXPENSES
Advertising and promotion	8,030	-	110,753
Bad debt	-	-	15,344
Commissions	-	-	13,439
Depreciation and amortization	646	1,555	33,356
License fees	-	84,000	696,000
Management and consulting	100,461	84,274	687,190
Marketing	127,961	159,799	801,965
Office and general	13,226	12,518	145,147
Professional fees	11,139	26,261	133,264
Rent	9,002	6,795	58,842
Telephone and utilities	936	-	16,828
Training and documentation	17,848	26,296	132,329
Travel	10,258	-	37,910
	298,571	401,498	2,865,539

NET LOSS FOR THE PERIOD	$(298,294)	$(395,840)	$(2,779,567)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED COMMON SHARES OUTSTANDING	19,086,952	16,164,367

ALTERNET SYSTEMS INC
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			October 13,
	Three months	Three months	2000 (inception)
	ended March	Ended March	to March 31,
	31, 2004	31, 2003	2004
OPERATING ACTIVITIES
Net loss for the period	$(298,294)	$(395,840)	$(2,779,567)
Add: items not affecting cash
Depreciation and amortization	646	1,555	33,356
Gain on disposal of assets	-	-	(215)
Issuance of shares for services rendered		223,553	326,559
Obligation to issue shares for services rendered	110,960	-	664,680
Changes In Non-Cash Working Capital:
Accounts receivable	-	3,150	-
Changes in prepaids	(1,668)	-	(10,301)
Changes in deferred license revenue	(2,847)	(715)	17,027
Accounts payable and accrued charges	(12,683)	94,373	659,782
Net cash flows used in operating activities	(203,886)	(73,942)	(1,088,679)

INVESTING ACTIVITIES
Acquisition of fixed assets	(7,633)	-	(15,249)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash flows used in investing activities	(7,633)	-	(15,175)

FINANCING ACTIVITIES
Advances (to) from related parties	(28,951)	(894)	1,280
Net proceeds on sale of common stock and subscriptions	255,963	82,243	1,237,694
Net cash flows from financing activities	227,012	81,349	1,238,974

EFFECT OF EXCHANGE RATE CHANGES ON CASH	368	(5,924)	(6,101)

INCREASE IN CASH DURING THE PERIOD	15,861	1,501	129,019

CASH, BEGINNING OF PERIOD	113,161	203	3

CASH, END OF PERIOD	$129,022	$1,704	$129,022

OTHER SIGNIFICANT NON-CASH TRANSACTIONS

During the quarter ended March 31, 2004 the Company issued 1,785,000 shares for services valued at $466,320.

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

SW Holdings distributes, markets, sells and licenses in the United States and Canada, certain proprietary software and hardware systems technology known as “SchoolWeb” used for caching Internet and multimedia files on special servers.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2004 the Company had a working capital deficiency of $466,744 (2003 - $223,346). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2003. As no options have been granted to March 31, 2004, no pro-forma disclosures are required.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

A total of $386,162 in unpaid monthly license fees accrued to December 31, 2003 and related costs owing to AII is included in accounts payable.

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

NOTE 3 - LICENSE RIGHTS (continued)

If the Company is successful in this action the excess of any damages awarded over the amount currently accrued totaling $386,162 will be recorded as a gain in the period in which it becomes determinable. In addition, to date, no costs have been accrued in connection with the continuation and completion of this action as they can not get be reasonably estimated.

NOTE 4 – CAPITAL STOCK

To March 31, 2004, the Company has not granted any stock options.

During the three months ended March 31, 2004 the Company issued 1,785,000 shares for services valued at $466,320, all of which had been accrued in a prior period. Also during the three months ended March 31, 2004 the Company received an additional $255,963 towards future equity private placements which totaled $621,884 at March 31, 2004, the terms of which are being negotiated.

The Company is obligated to issue 690,000 common shares with a fair value of $172,360 in connection with direct stock awards under consulting, management and marketing contacts (refer to Note 6).

The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000.

A summary of the Company’s warrants at March 31, 2004 and the changes for the period is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31,
	1,348,458	$0.50	0.52 years
2003
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	610,000	-

Balance, March 31,
2004	738,458	$0.50	0.27 years

Effective March 1, 2003 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 during 2003 to cover the Plan. To date 3,665,000 shares valued at $991,240 relating to services provided in 2003 and 2004 have been awarded, of which 790,000 shares valued at $198,360 have not yet been issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2004 a total of $1,676 (2003 - $11,888) is owing to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

The following amounts were incurred to directors, a company with a director in common and a company controlled by a shareholder of the Company.

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003

Consulting	$50,200	$24,584
License fees	-	84,000
Marketing	47,200	66,910
	$97,400	$175,494

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

NOTE 6 – COMMITMENTS

Effective February 1, 2003, March 1, 2003 and December 1, 2003 the Company entered into twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. These contracts may be terminated with seven days notice at any time and with no further cost to the Company. The remaining future commitments are as follows:

		Number
	Cash	of shares

2004	$229,500	1,368,000
2005	79,500	474,000
	$309,000	1,842,000

Of the above amounts, $143,000 of cash and 880,000 in shares is due to directors of the Company.

During the period the Company expensed $187,460 (2003 - $247,553) in connection with these agreements.

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

Net Sales

For the period ending March 31, 2004, the Company had sales of $7,423. During the corresponding period to March 31, 2003, the Company had sales of $6,448. Net sales were flat due to the fact that no sales of SchoolWeb could occur because the Company had to develop its own proprietary SchoolWeb software since canceling the software license agreement with Advanced Interactive Inc. in October 2003. Software development was completed in May 2004 and commercial roll-out is scheduled to commence in June 2004.

Net Loss

For the period ending March 31, 2004, the Company had a net loss of $298,294 or $(0.02) per share. The net loss for the corresponding period to March 31, 2003 was $ 395,840 or $(0.02) per share. The decreased loss was due primarily to: a decrease in marketing expenses, and no license fees payable, which was slightly offset by an increase in software development costs.

Gross Profit

Gross Profit was $ 277 compared to $ 5,658 for the period ended March 31, 2003.

Selling, General and Administrative Expenses

For the period ended March 31, 2004, the Company incurred office and general expenses of $13,226; marketing expenses of $127,961; management and consulting fees of $ 100,461; no fees payable under the License Agreement, and $ 11,139 in professional fees. Training and documentation fees were $ 17,848. For the corresponding period to March 31, 2003, the Company had office and general expenses of $ 12,518; marketing expenses of $ 159,799, management and consulting fees of $ 84,274, fees payable under the License Agreement of $89,000 and professional fees of $ 26,261. Accounts payable increased to $583,922 at March 31, 2004, of which $386,162 are license fees owing to Advanced Interactive Inc., which are currently in dispute. This compares to accounts payable of $596,605 at March 31, 2003.

The decrease in marketing expense this period, compared to the corresponding period to March 31, 2003, is a result of decreased activity in marketing the SchoolWeb and CommunityWeb products, due to the software development period incurred since October 2003.

During the period, a total of $187,460 was expensed by the Company in connection with management and sales and marketing agreements entered into by the Company. This amount includes the fair value of share consideration where shares were issued as compensation for services rendered. Readers should consult Note 6 to the financial statements for an explanation of this expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at March 31, 2004, the Company had $129,022 cash in the bank, accounts receivable of $ 0.00 and prepaid expenses of $10,301. This compares to $1,704 cash in the bank, accounts receivable of $ 13,975 and prepaid expenses of $3,758 as at March 31, 2003.

Audit Fees

During the period ended March 31, 2004, the Company incurred approximately $ 7,000 in fees to its principal independent accountant.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending March 31, 2004, depreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company’s results could be negatively affected by currency fluctuations.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Other than as described below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

In August of 2003, Karim Lakhani resigned as a director of the Registrant. Karim Lakhani remained President, Director and largest shareholder of Advanced Interactive Inc.

The Company had an agreement with Advanced Interactive Inc. (the "License Agreement") under which it licensed certain of its software products from Advanced Interactive Inc. ("AII")

The Company subsequently terminated the License Agreement.

The Company has commenced legal proceedings against AII and its subsidiary by way of filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Canada, Vancouver Registry. The Writ states that the Defendants have breached the License Agreement and damages are being sought in the amount of Cdn $1,804,709.00.

The Writ alleges that the Defendants have breached the License Agreement primarily as follows: they have failed to grant exclusivity to the Company as required, failed to provide technical support and/or provide technical support at a reasonable price, failed to provide usable and workable software as is required under the terms of the License Agreement.

The Defendants have, subsequent to the filing of a Report on Form 8-K on April 22, 2004, counterclaimed against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ending March 31, 2004, the Registrant issued no securities and the number of issued and outstanding shares remained unchanged between December 31, 2003 and March 31, 2004.

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. The remaining future commitments are as follows:

Fiscal year 2004:	1,944,000 common shares	$229,500
Fiscal year 2005:	314,000 common shares	$79,500

In addition, certain of these agreements required the issuance of a total of 1,133,000 common shares as signing bonuses. At March 31, 2004 and subsequent to the date of this filing, none of these common shares for this period have been issued. Under these agreements, the Company is obligated to issue a total of 690,000 common shares to March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed one report on Form 8K subsequent to the three months ending March 31, 2004. This report was filed on EDGAR on April 22, 2004.
(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: May 14, 2004	By:	/s/ Michael Dearden
Michael Dearden, President, CEO
and Director

	By:	/s/ Griffin Jones
Griffin Jones, Treasurer, Director,
Chief Financial Officer and Chief
Accounting Officer

	By:	/s/ Patrick Fitzsimmons Patrick Fitzsimmons, Vice-President Director

	By:	/s/ Greg Protti, Greg Protti, Vice-President and Director