Form 10QSB
period 2004-06-30
ALTERNET SYSTEMS INC
filed 2004-08-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

As of June 30, 2004, the Registrant had 24,726,528 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS As at June 30, 2004

	June 30	December
	2004	31, 2003
	(unaudited)
ASSETS
Current Assets
Cash	$707	$113,161
Prepaid expenses	6,327	8,633

Total Current Assets	7,034	121,794

Fixed Assets - net of depreciation	14,911	5,121

TOTAL ASSETS	$21,945	$126,915

LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities (Note 5)	$567,266	$596,605
Deferred license revenue	13,846	19,874
Due to related parties (Note 5)	12,408	34,069

TOTAL LIABILITIES	593,520	650,548

Commitments and contingencies (Notes 1, 3 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares	248	175
authorized 24,726,528 (2003 – 17,400,029) issued and outstanding
Additional paid-in capital	2,281,765	1,044,293
Private placement subscriptions	52,962	365,921
Obligation to issue shares	136,980	553,720
Accumulated other comprehensive income (loss)	(8,697)	(6,469)
Deficit accumulated during development stage	(3,034,833)	(2,481,273)

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICENCY)	(571,575)	(523,633)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,945	$126,915

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT (Unaudited)

					October 13,
					2000
	Three months	Three months	Six months	Six months	(inception)
	ended June	ended June	ended June	ended June	to June 30,
	30, 2004	30, 2003	30, 2004	30, 2003	2004
REVENUE
License fees and hardware sales	$7,206	$16,424	$14,629	$22,872	$164,751

COST OF SALES
Installation costs and other	2,355	5,080	4,781	5,080	58,115
Royalties	4,583	611	9,303	1,401	20,396
	6,938	6,481	14,084	6,481	78,511

GROSS PROFIT	268	10,733	545	16,391	86,240

OPERATING EXPENSES
Advertising and promotion	-	-	8,030	-	110,753
Bad debt	-	17,125	-	17,125	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	925	1,555	1,571	3,110	34,281
License fees	-	84,000	-	168,000	696,000
Management and consulting	190,443	117,000	290,904	201,274	877,633
Marketing	14,179	198,118	142,140	357,917	816,144
Office and general	4,403	26,480	16,693	45,793	132,722
Professional fees	19,138	4,335	30,277	30,596	152,402
Rent	7,885	-	16,887	-	66,727
Telephone and utilities	1,759	-	2,695	-	18,587
Training and documentation	12,040	53,581	29,888	79,877	144,369
Travel	4,762	-	15,020	-	42,672
	255,534	502,194	554,105	903,692	3,121,073

NET LOSS FOR THE PERIOD	$(255,266)	$(491,461)	$(553,560)	$(887,301)	$(3,0348,33)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.03)	$(0.03)	$(0.05)

WEIGHTED COMMON SHARES
OUTSTANDING	21,529,726	16,464,974	20,308,339	16,315,501

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

			October 13,
	Six months	Six months	2000 (inception)
	ended June	Ended June	to June 30,
	30, 2004	30, 2003	2004
OPERATING ACTIVITIES
Net Income (Loss) From Operations	$(553,560)	$(887,301)	$(3,034,833)
Add: Items Not Affecting Cash
Depreciation	1,571	3,110	34,281
Gain on disposal of assets	-	-	(215)
Issuance of shares for services rendered	165,000	511,110	491,559
Obligation to issue shares for services rendered	49,580	-	603,300
Changes In Non-Cash Working Capital:
Accounts receivable	-	(4,079)	-
Changes in prepaids	2,306	(3,453)	(6,327)
Changes in deferred license revenue	(6,028)	19,522	13,846
Accounts payable and accrued charges	(29,339)	246,354	643,126
Net cash flows used in operations	(370,470)	(114,737)	(1,255,263)

INVESTING ACTIVITIES
Net disposition (acquisition) of fixed assets	(11,361)	-	(18,977)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74

Net cash flows used in investing activities	(11,361)	-	(18,903)

FINANCING ACTIVITIES
Bank overdraft	-	345	-
Loan payable	-	3,000	-
Advances (to) from related parties	(21,661)	8,630	8,570
Net proceeds on sale of common stock and subscriptions	293,266	111,593	1,274,997
Net cash flows from financing activities	271,605	123,568	1,283,567

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,228)	(9,034)	(8,697)

NET CHANGE IN CASH DURING THE PERIOD	(112,454)	(203)	704

CASH, BEGINNING OF PERIOD	113,161	203	3

CASH, END OF PERIOD	$707	$-	$707

OTHER SIGNIFICANT NON-CASH TRANSACTIONS

During the period the Company issued 3,285,000 shares for services valued at $631,320

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

By agreement dated July 2, 2001 and completed September 10, 2001, Alternet issued 12,343,000 shares of restricted common stock to the shareholders of Schoolweb Holdings Inc. ("SW Holdings"), a development stage company incorporated October 13, 2000 in the State of Nevada, in exchange for all of the issued and outstanding shares of SW Holdings. On June 26, 2002 SW Holdings changed its name to AI Systems Group, Inc. ("AI Systems").

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

SW Holdings, distributes, markets, sells and licenses in the United States and Canada, certain proprietary software and hardware systems technology known as "SchoolWeb" used for caching Internet and multimedia files on special servers (refer to Note 3).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2004 the Company had a working capital deficiency of $586,486 (2003 - $382,655). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of long lived assets
Management monitors the recoverability of long-lived assets based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2003. As no options were granted in 2002, 2003 or to June 30, 2004, no pro-forma disclosures are required.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Recent Accounting Pronouncements
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.

NOTE 3 - LICENSE RIGHTS

By agreement dated January 1, 2001, SW Holdings entered into an agreement with Advanced Interactive Inc. ("AII") and Advanced Interactive (Canada) Inc. ("AIC") whereby SW Holdings acquired exclusive and non-exclusive rights and licenses to commercialise, distribute and market AII and AIC technology, products and services in the United States and Canada for a period of five years renewable for a further five years at SW Holdings' option. SW Holdings issued 2,500,000 shares on June 29, 2001 valued at $.01 per share or $25,000 to acquire the license. SW Holdings must pay royalties equal to 40% of net revenue received plus a fixed amount of $10,000 per month in the first year, $20,000 per month in year two, and increasing by $8,000 per month in

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (unaudited)

NOTE 3 - LICENSE RIGHTS (continued)

each of the subsequent years to a maximum of $84,000 per month in year ten. After year three, the fixed monthly payment is reduced by the amount of royalties otherwise payable.

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. The writ alleges that the defendants, Advanced Interactive Inc., have breached the License Agreement and damages are being sought in the amount of $1,804,709. The defendants have breached the Agreement as follows: failed to grant exclusivity to the Company as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The likelihood of any gain or loss resulting from the above lawsuit is not determinable at this time. The Company is currently in negotiations with AII to achieve a full settlement of all debt and liabilities relating to the license agreement.

NOTE 4 – CAPITAL STOCK

To June 30, 2004, the Company has not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Option under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the six months ended June 30, 2004 the Company issued 3,285,000 shares for services valued at $631,320 of which $466,320 related to services provided during fiscal 2003. Also, during the six months ended June 30, 2004 the Company completed a private placement of 4,041,499 shares at a price of $0.15 per share for total proceeds of $606,225 of which $293,266 were received in the current period.

During the three months ended June 30, 2004 the Company received $52,962 towards a planned private placement at $0.15 per share.

The Company is obligated to issue 486,000 common shares with a fair value of $110,980 in connection with direct stock awards under consulting, management and marketing contacts (refer to Note 6).

The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (unaudited)

NOTE 4 – CAPITAL STOCK (continued)

A summary of the Company's warrants at June 30, 2004 and the changes for the period is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2003	1,348,458	$0.50	0.52 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	750,000	-

Balance, June 30, 2004	598,458	$0.50	0.36 years

Effective March 1, 2003 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the "Plan") for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 4,861,000 shares valued at $1,068,860 relating to services provided in 2003 and 2004 have been awarded, of which 486,000 shares valued at $110,980 have not yet been issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2004 a total of $12,407 (2003 - $11,888) is owing to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the six months ended June 30, 2004, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003

Consulting	$71,200	$73,783
License fees	-	168,000
Marketing	54,057	116,110
	$125,257	$357,893

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (unaudited)

NOTE 6 – COMMITMENTS

Effective February 1, 2003, March 1, 2003 and December 1, 2003, the Company entered into twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company's common stock on a monthly basis. These contracts may be terminated with seven days notice at any time and with no further cost to the Company. The Company also signed three other marketing agreements covering shorter time periods which require payment in shares of the Company's common stock on a monthly basis. During the period, all except for one of the contracts were terminated. The remaining contract was terminated on July 31, 2004. The remaining future commitments as at June 30, 2004 are as follows:

		Number
	Cash	of shares

2004	$2,000	20,000
	$2,000	20,000

During the six months period the Company expensed $104,280 connection with these agreements.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND FINANCIAL RESULTS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be forward-looking statements, and may involve factors, risks and uncertainties that may cause the Company's actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment or development of new products; and the availability of sufficient financial resources to enable the Company to expand or even continue its operations.

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

RESULTS OF OPERATIONS:

With the closing of the SchoolWeb Agreement in September of 2001, the Company's results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. (formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term "Company" refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

Software development of the Company's SchoolWeb product, including its innovative Internet content management system (CMS), has been completed. Software programming for the CMS component of SchoolWeb, was delayed 60 days due to an unforeseen delay in completion of the database engine by the Company's contractor. This has now been completed.

The SchoolWeb CMS was successfully installed in Burnaby School District in May 2004. Burnaby School District (BSD) has approximately 25,000 students and is located near Vancouver, BC, Canada.

The company will continue to work with Burnaby School District to fine tune the functionality and client interface of the SchoolWeb product over the next 90 days.

Due to the delay in completing software development of SchoolWeb's CMS, management has decided to postpone commercial roll-out of SchoolWeb until September 2004, allowing time to implement all of BSD's suggested changes, if any are required.

Net Sales

For the period ending June 30, 2004, the Company recorded sales of $14,629 relating to a previous sale of SchoolWeb. All software revenue is amortized over the length of the term of the Software Licence. The Company had no new sales during the period. During the corresponding period to June 30, 2003, the Company had sales of $22,872. Net sales were down 36% when compared to the corresponding period ending June 30 2003 due to the fact that no sales of SchoolWeb software occurred during the period, because the Company was required to develop its own proprietary software, since canceling the software license agreement with Advanced Interactive Inc. in October 2003.

Net Loss

For the period ending June 30, 2004, the Company had a net loss of $553,560 or $(0.03) per share. The net loss for the corresponding period to June 30, 2003 was $887,301 or $(0.05) per share. The decreased loss was due primarily to: a decrease in marketing expenses, and no software license fees payable.

Gross Profit

Gross Profit was $545 compared to $16,391 for the period ended June 30, 2003.

Selling, General and Administrative Expenses

For the period ended June 30, 2004, the Company incurred office and general expenses of $16,693; marketing expenses of $142,140; management and consulting fees of $290,904; no fees payable under the License Agreement, and $30,277 in professional fees. Training and documentation fees were $29,888.

For the corresponding period to June 30, 2003, the Company had office and general expenses of $45,793 marketing expenses of $ 357,917, management and consulting fees of $201,274, fees payable under the License Agreement of $168,000 and professional fees of $30,596. Training and documentation fees were $79,877 in the period ending June 30, 2003.

Accounts payable decreased 5% to $567,266 at June 30, 2004, of which $386,162 are license fees owing to Advanced Interactive Inc., which are currently in dispute. This compares to accounts payable of $596,605 at June 30, 2003.

Office and general expenses decreased 63% compared to the corresponding period to June 30 2003 as the Company was expanding its office in the previous period and experienced increased expenses in the setting up phase.

Marketing expense decreased 60% this period, compared to the corresponding period to June 30, 2003, and is a result of decreased activity in marketing the SchoolWeb and CommunityWeb products, due to the focus on developing its own proprietary software since October 2003.

Management and consulting expense increased 30% to $290,904 as the Company had to hire additional software consultants to develop its proprietary software during the period ending June 30 2004. Software development was done by the Company's former software licensor in the previous period ending June 30 2003.

Software license fees decreased to $0.00 this period compared $168,000 in the previous period ending June 30 2003, due to the fact that the Company terminated its software license with Advanced Interactive Inc.

Training and documentation expense decreased 63% to $29,888 as the Company had completed development of all training manuals and decreased sales activity and training expense in this period, compared to the corresponding period ending June 30 2004.

During the six months ended June 30, 2004 the Company issued 3,285,000 shares for services valued at $631,320 of which $466,320 related to services provided during fiscal, 2003. This amount represented the fair value of share consideration where shares were issued as compensation for services rendered.

The Company attended the NECC education trade show in New Orleans, LA, in June 2004, where it developed numerous sales leads for the SchoolWeb software. All leads have been followed up and will be the focus of the Company's marketing efforts going forward.

During the period, the Company issued 4,041,499 shares at $0.15 per share to 62 accredited investors, 46 who are US residents and 16 who are Canadian residents. Total proceeds from this financing were $606,225 of which $293,266 was received in 2004 and the balance was received in 2003. Additionally, during the current period the Company received $52,962 towards a planned private placement at $0.15 per share.

At the Company's Annual General Meeting held May 31, 2004, the following directors were elected to the Board of Directors: Michael Dearden, President; Patrick Fitzsimmons; and Griffin Jones. Mr. Greg Protti and Mr. Brandon Douglas did not stand for nomination and the Company would like to thank them for all of their efforts.

The Company is in negotiations with it's former software developer/licensor, Advanced Interactive Inc. to achieve a full settlement of all debts and liabilities between the two companies, although no assurance can be given to any outcome of these negotiations.

The Company is no longer marketing its First Nations Interlink product due to a lack of sales. The Company is still marketing its related, and similar, product Community Web and this product could potentially serve the same market as the First Nations Interlink product. With the cessation of marketing of the First Nations Interlink product Greg Protti, Director and VP of the Company and the senior officer responsible for marking the product, left the Company to pursue another opportunity. Mr. Protti did not stand for reelection at the Company's annual meeting of shareholders held May 31, 2004.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets of $7,034 and cash on hand of $707 as at June 30, 2004. The Company also had a net loss of $553,560 during the period ending June 30 2004.

Although the net loss was a decrease of 38% when compared a loss of $887,301 in the corresponding period ending June 30 2003, management of the Company has determined that the Company's ability to continue as a going concern is dependent on decreasing expenses and raising additional capital to fund ongoing losses from operations.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company's operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate our assets and wind up and dissolve the Company.

During the period ended June 30, 2004, the Company completed a private placement for a total of $606,225 and issued 4,041,499 shares at a price of $0.15 per share to 62 accredited investors. These shares were issued under an SEC Regulation D exemption for US investors and a Regulation S exemption for Canadian investors. All shares have a one year hold period.

There were a total of 46 US residents in the private placement who subscribed to a total of 2,628,499 shares.

There were a total of 16 non US (Canadian) residents in the private placement who subscribed for a total of 1,413,000 shares. The share issuances are more fully described in Part II Item 2 below.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Currency Risks and Fluctuations

The Company's revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending June 30, 2004, depreciated against the US dollar in which the Company's financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company's results could be negatively affected by currency fluctuations.

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

The Company has commenced legal proceedings against AII and its subsidiary by way of filing of a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Canada, Vancouver Registry. The Writ states that the Defendants have breached the License Agreement and damages are being sought in the amount of Cdn $1,804,709.00.

The Writ alleges that the Defendants have breached the License Agreement primarily as follows: they have failed to grant exclusivity to the Company as required, failed to provide technical support and/or provide technical support at a reasonable price, failed to provide usable and workable software as is required under the terms of the License Agreement.

The Defendants have, subsequent to the filing of a Report on Form 8-K on April 22, 2004, counterclaimed against the Company. The Company and the Defendants are attempting to negotiate a full and final settlement of the subject matter of the proceedings and of any outstanding debts, liabilities and obligations relating to the License Agreement.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company's common stock on a monthly basis. During the period, all of the contracts were terminated except one. The remaining future commitments under this agreement are as follows:

Fiscal year 2004: 20,000 common shares

During the six months ended June 30, 2004 the Company issued 3,285,000 shares for services valued at $631,320.

Also, during the six months ended June 30, 2004 the Company completed a private placement of 4,041,499 shares at a price of $0.15 per share for total proceeds of $606,225.

All of the shares for services and private placement shares described above were issued without registration under the Securities Act of 1933. A total of 46 US resident and 16 Canadian resident persons received a total of 4,041,499 common shares of the Company in the private placement above. The Company relied on exemptions available for unregistered sales to accredited investors in Regulation D for those sales made to US resident persons. The Company relied on exemptions available for unregistered sales in Regulation S for those sales made to Canadian resident persons.

Where the Company relied on Regulation D, purchasers were asked to represent, in writing, that they qualified as accredited investors as that term is defined.

Where the Company relied on Regulation S, these persons was asked to confirm in writing their residential address and each of these persons was a close personal friend, business associate or family member of one or more of the directors and officers of the Company at the time of the shares' issuance.

The offering to these 15 persons was undertaken under Regulation S they were made under Rule 903 (Category 3, equity securities) and:

–	the sale was made in an offshore transaction;

–	no directed selling efforts were made in the United States by the Company;

–	the purchaser confirmed that it is not a US person and is not acquiring the securities for the account or benefit of any US person;

–	the purchaser agreed to resell such securities only in accordance with the provisions of the Securities Act of 1933 or regulations applicable to their securities;

–
the securities contained a legend to the effect that transfer was prohibited unless the securities were first registered under the Securities Act of 1933 or resale was made pursuant to an exemption therefrom.

The offers and sales were not made to any US person or for the account or benefit of a US person. The Company believes that Regulation D Rule 506 would have been available to it had Regulation S not been available to exempt these purchases from registration under the Securities Act of 1933.

No commission or professional fees were paid in connection with the Company's sales of unregistered securities under either Regulation S or Regulation D.

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

At a minimum, shares which are resold pursuant to Rule 144 have a resale restriction (often referred to as a hold period or seasoning period) of one year followed by volume resale restrictions for "affiliates" of the Company (persons connected to the Company as directors, officers, employees, consultants or large shareholders, for example).

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed one report on Form 8K during the period ending June 30, 2004. This report was filed on EDGAR on April 22, 2004.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification

31.2	Section 302 Certification

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

Date: August 13, 2004	By:	/s/ Michael Dearden
Michael Dearden, President

Date: August 13, 2004	By:	/s/ Griffin Jones
Corporate Secretary, Treasurer