Form 10QSB
period 2004-09-30
ALTERNET SYSTEMS INC
filed 2004-11-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of September 30, 2004, the Registrant had 25,157,528 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
ASSETS	(unaudited)
Current Assets
Cash	$1,111	$113,161
Prepaid expenses	3,981	8,633

Total Current Assets	5,092	121,794

Fixed Assets - net of depreciation	14,125	5,121

TOTAL ASSETS	$19,217	$126,915

LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities (Note 5)	$524,847	$596,605
Deferred license revenue	11,847	19,874
Due to related parties (Note 5)	59,253	34,069

TOTAL LIABILITIES	595,947	650,548

Commitments and contingencies (Notes 1, 3 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares authorized	252	175
25,157,528 (2003 – 17,400,029) issued and outstanding
Additional paid-in capital	2,376,040	1,044,293
Private placement subscriptions	52,962	365,921
Obligation to issue shares	37,150	553,720
Accumulated other comprehensive income (loss)	(4,508)	(6,469)
Deficit accumulated during development stage	(3,038,626)	(2,481,273)

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICENCY)	(576,730)	(523,633)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,217	$126,915

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

					October 13,
	Three months	Three months	Nine months	Nine months	2000
	ended	ended	ended	ended	(inception)
	September	September	September	September	to September
	30, 2004	30, 2003	30, 2004	30, 2003	30, 2004
REVENUE
License fees, hardware and
software sales	$39,177	$50,970	$53,806	$73,842	$203,928

COST OF SALES
Purchases	16,393	-	16,393	-	16,393
Royalties	4,775	1,236	14,078	6,316	25,171
Installation costs and other	12	649	4,793	2,050	58,127
	21,180	1,885	35,264	8,366	99,691

GROSS PROFIT	17,997	49,085	18,542	65,476	104,237

OPERATING EXPENSES
Advertising and promotion	-	-	8,030	-	110,753
Bad debt	-	-	-	17,125	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	785	15,055	2,356	18,165	35,066
License fees	-	84,000	-	252,000	696,000
Management and consulting	36,329	61,913	327,233	263,187	913,962
Marketing (Note 6)	(58,821)	128,874	83,319	486,791	757,323
Office and general	17,037	31,255	35,189	77,048	149,759
Professional fees	8,193	8,029	38,470	38,625	160,595
Rent	7,566	-	24,453	-	74,293
Telephone and utilities	1,255	-	3,544	-	19,842
Training and documentation	7,328	13,440	37,216	93,317	151,697
Travel	2,118	-	16,085	-	44,790
	21,790	342,566	575,895	1,246,258	3,142,863

NET LOSS FOR THE PERIOD	$(3,793)	$(293,481)	$(557,353)	$(1,180,782)	$(3,038,626)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.02)	$(0.03)	$(0.07)

WEIGHTED COMMON SHARES
OUTSTANDING	24,876,441	16,950,029	21,842,154	16,529,335

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			October 13,
	Nine months	Nine months	2000
	ended	Ended	(inception)
	September	September	to September
	30, 2004	30, 2003	30, 2004
OPERATING ACTIVITIES
Net Income (Loss) From Operations	$(557,353)	$(1,180,782)	$(3,038,626)
Add: Items Not Affecting Cash
Depreciation	2,356	18,165	35,066
Gain on disposal of assets	-	-	(215)
Bad debts	-	17,125	-
non-cash services rendered	209,030	640,750	1,089,309
Changes In Non-Cash Working Capital:
Changes in prepaids	4,652	-	(3,981)
Changes in deferred license revenue	(8,027)	16,665	11,847
Accounts payable and accrued charges	(71,758)	343,116	600,707
Net cash flows used in operations	(421,100)	(144,961)	(1,305,893)

INVESTING ACTIVITIES
Net disposition (acquisition) of fixed assets	(11,361)	-	(18,977)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash flows used in investing activities	(11,361)	-	(18,903)

FINANCING ACTIVITIES
Loan payable	-	3,000	-
Advances (to) from related parties	25,184	7,668	55,415
Net proceeds on sale of common stock and subscriptions	293,266	143,326	1,274,997
Net cash flows from financing activities	318,450	153,994	1,330,412

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,961	(5,918)	(4,508)

NET CHANGE IN CASH DURING THE PERIOD	(112,050)	3,115	1,108

CASH, BEGINNING OF PERIOD	113,161	203	3

CASH, END OF PERIOD	$1,111	$3,318	$1,111

OTHER SIGNIFICANT NON-CASH TRANSACTIONS

During the current period the Company issued 3,716,000 shares for services valued at $725,600 (2003: 640,000 shares for services valued at $153,600).

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (unaudited)

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

The Company is currently finalizing the terms of an acquisition of an equity interest and license for North and South America in the alternative energy sector. Please see Note 6 – Subsequent Events – for further explanation.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2004 the Company had a working capital deficiency of $590,855 (2003 - $528,754). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The Company's continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2003. As no options were granted during the periods ended September 30, 2004 and 2003, no pro-forma disclosures are required.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. The writ alleges that the defendants, Advanced Interactive Inc., have breached the License Agreement as follows and damages are being sought in the amount of $1,804,709. The defendants have breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The likelihood of any gain or loss resulting from the above lawsuit is not determinable at this time. The Company is currently in negotiations to achieve a full settlement of all debt and liabilities with the Defendant in this action.

NOTE 4 – CAPITAL STOCK

To September 30, 2004, the Company has not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Options under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the nine months ended September 30, 2004 the Company issued 3,716,000 shares for payment of services valued at $725,600 of which $466,320 related to services provided during fiscal 2003. Also, during the nine months ended September 30, 2004 the Company completed a private placement of 4,041,499 shares at a price of $0.15 per share for total proceeds of $606,225.

NOTE 4 – CAPITAL STOCK (continued)

The Company is obligated to issue 45,000 common shares with a fair market value of $11,150 for final settlement with two consultants under marketing contacts (Note 6).

The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000.

The Company has received $52,962 towards a planned private placement at $0.15 per share.

A summary of the Company's warrants at September 30, 2004 and the changes for the period is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2003	1,348,458	$0.50	0.52 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	896,514	-

Balance September 30, 2004	451,944	$0.50	0.21 years

Effective March 1, 2003 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the "Plan") for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 4,851,000 shares valued at $1,063,310 relating to services provided in 2003 and 2004 have been awarded, of which 45,000 shares for final settlement valued at $11,150 have not yet been issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2004 a total of $59,253 (2003 - $20,450) is owing to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the nine months ended September 30, 2004, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003

Consulting	$92,200	$110,583
License fees	-	252,000
Marketing	63,225	152,910
Royalties	-	6,316
	$155,425	$521,809

Of the amounts incurred above, the license fees were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company and ceased to be related parties on May 16, 2003 when this director resigned. Included in accounts payable are license fees totalling $386,162 owing to AII which are currently under dispute (refer to Note 3).

NOTE 6 – COMMITMENTS

Effective February 1, 2003, March 1, 2003 and December 1, 2003, the Company entered into twenty-four month consulting, management and marketing agreements, which require payment in cash and shares of the Company's common stock on a monthly basis. These contracts may be terminated with seven days notice at any time and with no further cost to the Company. The Company also signed three other marketing agreements covering shorter time periods which require payment in shares of the Company's common stock on a monthly basis. All of these contracts have been terminated in the period and no future commitments remain.

During the nine month period the Company expensed $228,030 representing cash of $125,000 and 452,000 shares valued at $103,030 in connection with these agreements.

During the current period the company negotiated settlements with three marketing consultants and agreed to issue 45,000 common shares with a fair market value of $11,150 for final settlement of outstanding amounts accrued under the agreements. As a result of these settlements the company has reversed certain obligations to issue shares and accounts payable, resulting in a recovery of previously accrued marketing expenses of $83,925.

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

NOTE 8 – SUBSEQUENT EVENT

On October 20 2004, the Company entered into a letter agreement with Solflex Energy Development Corp. to acquire a 25% equity interest in Solflex and an exclusive license for North America and South America, for Solflex's proprietary non-silicone solar panel technology. The letter agreement called for $170,000 to be paid to Solflex within 14 days of signing and payment of $330,000 by November 15, 2004.

To date, no payments have been made and the Company is currently negotiating an extension to this agreement and is finalizing the definitive license agreement and equity purchase agreement. The Company expects to conclude these agreements by November 30 2004.

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

Net Sales

For the three month period ending September 30, 2004, the Company had sales of $39,177, which was a decrease of 13% from the corresponding period to September 30, 2003, which had sales of $50,970. Sales for the nine month period were $53,806 as compared to $73,842 for the period ending September 30 2003.

Net Loss

For the three month period ending September 30, 2004, the Company had a net loss of $3,793 or $(0.00) per share. The net loss for the corresponding period to September 30, 2003 was $293,481or $(0.02) per share. The decreased loss was due primarily to: a decrease in marketing expenses and marketing overhead and software license fees and software development costs. The net loss for the nine month period ending September 30 2004, was $557,353 as compared to $1,180,782 for the period ending September 30 2003. The reduced net loss is primarily due to the down-sizing of its marketing and software development consultants.

Gross Profit

Gross Profit was $17,997 compared to $49,085 for the three month period ended September 30, 2003. Gross profit decreased due to decreased sales activity of SchoolWeb. Gross profit for the nine month period ending September 30 2004 was $18,542 as compared to $65,476 in the period ending September 30 2003, due to decreased sales activity during the period.

Selling, General and Administrative Expenses

For the period ended September 30, 2004, the Company incurred office and general expenses of $17,037; marketing expenses of $(58,821); management and consulting fees of $36,329; no fees payable under the License Agreement, and $8,193 in professional fees. Training and documentation fees were $7,328.

For the corresponding period to September 30, 2003, the Company had office and general expenses of $31,255 marketing expenses of $128,874, management and consulting fees of $61,913, fees payable under the License Agreement of $84,000 and professional fees of $8,029. Training and documentation fees were $13,440 in the period ending September 30, 2003.

Accounts payable increased 10% to $524,847 at September 30, 2004, of which $386,162 are license fees owing to Advanced Interactive Inc., which are currently in dispute. This compares to accounts payable of $475,343 at September 30, 2003.

Office and general expenses decreased 36% compared to the corresponding period to September 30 2003 as the Company was expanding its office in the previous period and experienced increased expenses in the setting-up phase.

Marketing expense decreased 155% this period, compared to the corresponding period to September 30, 2003, and is a result of decreased activity in marketing the SchoolWeb and cessation of marketing CommunityWeb products. During the period, the Company negotiated settlements with three marketing consultants. As part of the settlements, the Company has reversed certain obligations to issue shares and accounts payable, resulting in a recovery of previously accrued marketing expenses of $83,925.

Management and consulting expense decreased 42% to $36,329 for the period ending September 30 2004. The decrease was due to the Company down-sizing its marketing consultant personnel.

Software license fees decreased to $0.00 this period compared to $168,000 in the previous period ending September 30 2003, due to the fact that the Company terminated its software license with Advanced Interactive Inc. and does not accrue software license fees in the period ending September 30 2004.

Training and documentation expense decreased 46% to $7,328 as the Company had completed development of all training manuals and decreased sales activity and training expense in this period, compared to the corresponding period ending September 30 2003.

During the period, a total of $103,030 was expensed by the Company in connection with management and sales and marketing agreements entered into by the Company during the period ended September 30, 2004. This amount represented the fair value of share consideration where 452,000 shares were issued as compensation for services rendered. Readers should consult Note 6 to the financial statements for an explanation of this expense.

Solflex Agreement

In a significant new development, Alternet entered into a letter agreement on October 20, 2004, with Solflex Energy Development Corp., ("Solflex") to acquire a 25% equity interest in Solflex and an exclusive license for the Solflex non-silicone solar PV panel, for North and South America. The terms of the agreement call for payment of $170,000 by October 30, 2004, and $320,000 by November 15th 2004. The Company is currently negotiating an extension to this agreement and expects to have final documentation on the equity purchase agreement and license agreement completed by November 30 2004.

The Solflex agreement signals a significant new product addition for Alternet Systems Inc. This acquisition positions the Company to enter the high-growth, alternative-energy sector, with an innovative solar panel technology, that has the potential to be the low-cost leader in the market.

The Company is in final negotiations with its former software developer/licensor, Advanced Interactive Inc., to achieve a full settlement of all debts and liabilities between the two companies, although no assurance can be given to any outcome of these negotiations.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets of $5,092 and cash on hand of $1,111 as at September 30, 2004. The Company also had a net loss of $3,793 during the period ending September 30 2004.

Although the net loss of $3,793 was a decrease of 99% when compared a loss of $293,481 in the corresponding period ending September 30 2003, management of the Company has determined that the Company's ability to continue as a going concern is dependent on decreasing expenses and raising additional capital.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company's operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate our assets and wind up and dissolve the Company.

Audit Fees

During the period ended September 30, 2004, the Company incurred approximately $2,400 in fees to its principal independent accountant.

The Company's revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending September 30, 2004, appreciated against the US dollar in which the Company's financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company's results could be affected by currency fluctuations.

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

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ending September 30, 2004, the Registrant issued no common share or other securities.

Effective February 1, 2003 and March 1, 2003 the Company signed twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company's common stock on a monthly basis. During the period, all of the contracts were terminated. The Company is obligated to issue a total of 45,000 common shares with a market value of $11,150 for final settlement with two consultants under marketing contracts.

During the nine months ended September 30, 2004 the Company issued 3,716,000 shares for services valued at $725,600.

Also, during the nine months ended September 30, 2004 the Company completed a private placement of 4,041,499 shares at a price of $0.15 per share for total proceeds of $606,225.

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

The offering to these 15 persons was undertaken under Regulation S they were made under Rule 903 (Category 3, equity securities) and:

- - the sale was made in an offshore transaction;
- - no directed selling efforts were made in the United States by the Company;
- - the purchaser confirmed that it is not a US person and is not acquiring the securities for the account or benefit of any US person;
- - the purchaser agreed to resell such securities only in accordance with the provisions of the Securities Act of 1933 or regulations applicable to their securities;
- - the securities contained a legend to the effect that transfer was prohibited unless the securities were first registered under the Securities Act of 1933 or resale was made pursuant to an exemption therefrom.

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

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.         OTHER INFORMATION

None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed one report on Form 8K during the period ending September 30, 2004. This report was filed on EDGAR on October 12, 2004.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: November 12, 2004	By: /s/ Michael Dearden
Michael Dearden, President, CEO
and Director

By: /s/ Griffin Jones
Griffin Jones, Treasurer, Director,
Chief Financial Officer and Chief
Accounting Officer