Form 10KSB
period 2004-12-31
ALTERNET SYSTEMS INC
filed 2005-04-04
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

COMMISSION FILE NUMBER: 000-31909

ALTERNET SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	88-0473897
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#610-815 West Hastings Street, Vancouver, BC, V6C 1B4
(Address of Principal Executive Offices)

604-608-2540
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

None
(Title of class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.00001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The issuer had revenues of $57,220 for the fiscal year ended December 31, 2004.

Of the 25,779,428 shares of voting stock of the registrant issued and outstanding as of March 30, 2005, 16,286,557 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes ☐   No  ☒

     FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2004
ALTERNET SYSTEMS, INC.

PART I

Item 1.           Description of Business

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

On July 2, 2001, the Company entered into an agreement (the "Share Exchange Agreement") to purchase all of the 12,343,000 outstanding shares of common stock of SchoolWeb Holdings Inc. in exchange for 12,343,000 shares of common stock of the Company, in a transaction in which the Company was the surviving corporation. The 12,343,000 shares of common stock represented approximately 86% of the issued and outstanding shares of common stock as of December 31, 2001.

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

Alternet Systems, Inc. distributes, markets and sells Internet access systems and software, marketed under the names "SchoolWeb Systems" and "Community Link".

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. The writ states that the defendants, Advanced Interactive Inc., have breached the License Agreement as follows and damages are being sought in the amount of $1,804,709. The defendants have breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The likelihood of any gain or loss as a result of the above lawsuit is neither determinable nor reasonably estimable at this time and the defendant in the lawsuit has counterclaimed for damages (see “Legal Proceedings”).

Since notification of termination of the License Agreement was given to AII, Alternet Systems Inc. developed and currently supports its own proprietary software. Although the names of its products remain the same, the software comprising these products is its own and not licensed software.

The Company's Internet access system and software is presently installed in 54 schools and communities in Canada under the names "SchoolWeb" and "1nterlink" and “CommunityWeb.

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

Because SchoolWeb is a new software technology, acceptance of the SchoolWeb software (the Company believes) must be preceded by a test period of placing the SchoolWeb software and servers in schools for as long as a year to build comfort with the system and generate (after the test period has been completed) orders and revenue. The Company has found, in dealing with potential clients, that a new software system or company has to prove itself before a sale can be made. Testing is the easiest way of accomplishing this (SchoolWeb software does not, at this time, have the established reputation of software, like Microsoft Word or Outlook Express which most potential customers are aware of and know will meet their needs).

For example, the SchoolWeb system and software were installed on a test basis in Burnaby School District in Vancouver, Canada for almost two years prior to Burnaby School District placing an order for installation in 52 schools. This installation was completed in February of 2003.

The Company markets SchoolWeb into the US school district market and internationally. Company personnel have also been attending trade shows in North America and making presentations to school districts in the United States.

SchoolWeb has been granted trademark rights in the Canada for the trademark "SchoolWeb". The initial application was filed in Canada on March 30, 2001 and it was granted in March of 2003. The trademark is also registered on the supplemental register in the United States, as the United States trademark was applied for based on the Canadian trademark application. Once a company has used a supplemental register mark in the United States for five years, the company's mark is placed on the full register. In the meantime, its rights in the United States are protected.

The Company anticipates that it will begin the process of registering the "HealthWeb" and "CommunityWeb" names. There can be no guarantee that all, or any, of these names will be successfully registered in the United States or Canada.

Additional Products

SchoolWeb InMotion Web Conferencing

The Company also offers a web conferencing product that is sold to schools for the purpose of video conferencing for principals and teachers, as well as distance learning to remote or at home students. The Company sources software and services from several suppliers and resells it under the SchoolWeb InMotion name. The Company acts as a reseller of any such software, not as a proprietor and developer.

To this end, the Company has installed a co-located server in Vancouver, British Columbia which will act to service web-based video conferencing clients and currently offers this product to school districts in North America and internationally. No attempt has yet been made to trademark or otherwise protect the InMotion name.

Item 2.           Description of Property

The Company does not own any real property as of March 30, 2005.

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

On March 13, 2004, the Company filed a Writ of Summons and Statement of Claim (No. S041464) in the Supreme Court of British Columbia in the Vancouver, British Columbia Court Registry. The writ states that the defendants, Advanced Interactive, Inc. (“AII”) have breached the License Agreement between the Company and AI as follows and damages are sought in the amount of $1,804,709. The Company alleges that AII breached the agreement by failing to grant exclusivity to the Company as required by the License Agreement, failed to provide technical support, failed to provide technical support at a reasonable price, failed to provide usable software and failed to provide working software. The defendant in this action has made a counterclaim of Cdn $1,379,150 plus interest and costs. This amount represents license payments that would be owed if the License Agreement were in effect plus interest and costs. The counterclaim also includes unspecified additional damages.

On March 14, 2005 the Company was named as a defendant in a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Vancouver Registry in which the Native Trade and Investment Association requests an order to pay the Plaintiff Cdn $53,500 and 100,000 common shares for trade shows attended by the Company. Alternet Systems Inc. disputes this claim and is defending this action.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 4.           Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCBB under the symbol “ASYI”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2004	HIGH	LOW

First Quarter	$0.37	$0.13
Second Quarter	$0.16	$0.08
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.34	$0.15

Holders of Common Stock

On December 31, 2004, there were approximately 131 holders of record of our common stock and there were 25,779,428 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 131 registered shareholders at December 31, 2004.

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

Sales in 2004:

On May 17, 2004 the Company issued a total of 2,628,499 shares to 46 persons resident in the United States and a total of 1,413,000 shares to 16 persons resident in Canada. All of the shares were sold at a price of $0.15 per shares for total proceeds of $606,225.

On October 25, 2004, the Company issued a total of 621,900 shares at a price of $0.15 to 5 persons resident in Canada for total proceeds of $93,285.

Sales in 2003:

On March 14, 2003 the Company issued a total of 165,944 units to a total of 15 persons resident in Canada at a price of $0.35 per unit for total proceeds of $58,080. Each unit was comprised of one common share and one share purchase warrant exercisable for a period of 2 years at $0.50 per warrant.

The 165,944 units were sold under the exemption from registration made available by Regulation S.

Where the offerings described in “Sales in 2003” and “Sales in 2004” above were made to Canadian residents they were undertaken under Regulation S and they were made under Rule 903 (Category 3, equity securities) and:

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

Where the sales were made to residents of the United States, each person to whom the sale was made was asked by the Company to confirm in writing that they were accredited investors, as that term is defined in the rules and regulations of the Securities Exchange Commission.

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

ISSUANCE OF NON- RESTRICTED STOCK

The Company has issued the following non-restricted stock:

Sales in 2004:

On January 6, 2004, the Company issued a total of 1,785,000 shares at a price of $0.26 per share pursuant to the Company’s S8 Registration Statement filed on March 1, 2003. These shares were issued to 10 persons resident in Canada under the terms of management agreements by which they provided various services, including management consulting, software programming and software manual development.

On June 10, 2004, the Company issued a total of 1,500,000 shares at a price of $0.11 per share pursuant to the Company’s S8 Registration Statement filed on March 1, 2003. These shares were issued to 3 persons resident in Canada under the terms of management agreements by which they provided various services to the Company including product marketing consulting and other services.

On August 30, 2004, the Company issued 431,000 shares at a price of $0.23 pursuant to the Company’s S8 Registration Statement filed on March 1, 2003. Of these shares, 406,000 shares were issued to 6 persons resident in Canada and 25,000 shares were issued to 1 person resident in the United States under the terms of management agreements by which they provided various services including product marketing, financial consulting and software development services.

Sales in 2003:

The Company issued a total of 640,000 shares of non-restricted common stock in the year ending December 31, 2003.

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

INCENTIVE STOCK OPTION PLAN

The Company adopted an incentive stock option plan on May 31, 2004. The Option Plan calls for the issuance of up to 3,000,000 incentive stock options to directors, officers, employees and consultants. To date, no incentive stock options have been issued. The Option Plan is managed by the Company’s Board of Directors and options, when granted under the terms of the Option Plan, can be granted for a term of up to five (5) years at an option exercise price determined at the discretion of the Board of Directors considering the prevailing market prices for the Company’s shares.

RETAINER STOCK PLAN

The Company adopted a retainer stock plan on March 1, 2003. The Retainer Plan calls for the issuance of up to 5,000,000 shares of common stock to directors, officers, employees and consultants to compensate them for services rendered to the Company in lieu of cash compensation.

To date, a total of 4,851,000 shares of common stock have been issued under the terms of the Retainer Plan for various management and technical (software related) services (see “Issuance of Non-Restricted Stock” above).

Item 6.           Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation:

(For the year ended December 31, 2004 compared to the year ended December 31, 2003).

With the closing of the SchoolWeb Agreement in September of 2001, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc.

(formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

Net Sales

For the year ending December 31, 2004, the Company had sales of $ 57,220. During the corresponding year ended December 31, 2003, the Company had sales of $81,354. The 30% decrease in sales is attributable to the fact that the Company has been undergoing a re-organization of its sales and marketing staff over the past six months. The objective of the re-organization of the sales and marketing functions was to reduce overhead by utilizing independent sales agents to market SchoolWeb and CommunityWeb. The Company’s ComunityWeb Sales Manager and a former director of the Company, Mr. Greg Protti resigned on August 1 2004.

The Company continues to market SchoolWeb and CommunityWeb in North America and internationally.

Net Loss

For the year ending December 31, 2004, the Company had a net loss of $628,064 or $(0.03) per share, which was a reduction of 70% when compared to the net loss for the corresponding year to December 31, 2003 of $1,706,867 or $(0.10) per share. The decreased loss was due primarily to: a decrease in marketing expenses, management and consulting fees, and no license fees incurred to our former software developer, Advanced Interactive Inc.

Gross Profit

Gross Profit was $ 20,591 compared to $ 66,830 for the year ended December 31, 2003. This represents a 70% decrease when compared to last year and is primarily due to the decline in sales.

Selling, General and Administrative Expenses

For the year ended December 31, 2004, the Company incurred office and general expenses of $46,307. Marketing expenses of $90,898 were 84% lower than the year ending 2003; management and consulting fees of $348,217 were a 30% reduction from the year ending December 31 2003; no fees were payable under the License Agreement and $46,307 was incurred in professional fees. Training and documentation fees were $38,673 a 74% reduction over the year ending December 31 2003.

For the corresponding year to December 31, 2003, the Company had office and general expenses of $38,597; marketing expenses of $ 548,212 management and consulting fees of $494,906, fees payable under the License Agreement of $336,000 and professional fees of $40,995. Training and documentation fees were $107,145 in 2003. Accounts payable were $537,719 at December 31 2004 of which $386,162 are license fees owing to Advanced Interactive Inc., which are currently in dispute. This compares to accounts payable of $596,605 at December 31 2003 of which $386,162 are disputed license fees owing.

The decrease in marketing expenses, and management and consulting expense this year, compared to the corresponding year to December 31, 2003, is a result of decreased activity in the last six months of 2004 in marketing the SchoolWeb and CommunityWeb when compared to 2003. The Company underwent a corporate downsizing during the last six months of 2004, choosing to contract out its software development, in order to reduce overhead.

During the year, a total of $208,730 was expensed by the Company in connection with management and sales and marketing agreements entered into by the Company during the year ended December 31, 2003 and 2004. This amount includes the fair value of share consideration where shares were issued as compensation for services rendered. This compares to $494,906 expensed in 2003, a decrease when compared to the year ending December 31 2004. This is a result of all management contracts being terminated during the last six months of 2004. Readers should consult Note 6 to the financial statements for an explanation of this expense.

Advanced Interactive Inc. Software License Agreement

No license fees were incurred to Advanced Interactive during the year ending December 31, 2004, compared to $336,000 in license fees payable in 2003. This was due to the Company canceling the license agreement with Advanced Interactive during the year ending December 31 2003. Although the parties have commenced legal proceedings against each other, the Company continues to negotiate a settlement of all debts and liabilities between the two Companies, although no assurance can be given at this time that these negotiations will result in a settlement.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at December 31, 2004, the Company had $30 cash in the bank. This compares to $113,161 cash in the bank and prepaid expenses of $8,633 as at December 31, 2003. The Company had a working capital deficiency of $566,255 as at December 31, 2004 compared to $528,754 as at December 31, 2003. The Company is currently pursuing financing to fund ongoing operations and to pay current debts. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Solflex Energy Development Corp.

On October 15 2004 the Company entered into a Letter of Intent (the “Solflex Agreement”) with Solflex Energy Development Corp. (“Solflex”).

Under the terms of the Solflex Agreement, the Company would acquire a 25% equity interest in Solflex and an exclusive license for North and South America to Solflex’s proprietary solar panel technology. The terms of the agreement call for payment to Solfex of $170,000 within 14 days of signing the License Agreement and $320,000 by November 15 2004.

To date, the Company has not advanced any funds to Solflex for this acquisition and has not entered into a license agreement for Solflex’s technology. In addition, the Company has not received any documentation from Solflex regarding this acquisition. No assurance can be given that the Company will complete this acquisition, and as such, no assurance that the Company will be entering into the solar energy industry can be given at this time.

PLAN OF OPERATION

Over the next 12 months the Company will be concentrating on marketing its SchoolWeb products to US and Canadian school districts, and internationally. The Company markets its products internationally through approved independent sales agents.

Sales and marketing is also accomplished through the Company’s existing sales staff, who contact school districts through direct mail, personal sales, trade shows and industry associations.

Although the Company believes that demand will exist for its products, there can be no assurance that any sales will be made in the future.

The Company is also marketing the InMotion web conferencing product. Marketing of InMotion is accomplished through the Company’s existing sales staff, who offer the web conferencing product in conjunction with SchoolWeb in all direct mail, personal sales calls, trade shows and industry associations. No development costs are anticipated with InMotion web conferencing as the Company will be outsourcing the software development and service through outside providers and is essentially, acting as a reseller.

The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

FUNDS REQUIRED FOR OPERATIONS

The Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Consulting Fees	$9,000

Product Development Expense:	$1,000

Office Rent	$2,200

Telephones	$1,000

Travel	$1,000

Marketing Expenses	$1,000

Professional Fees	$1,500

Accounting fees	$1,000

Total Monthly Expenses:	$16,700

The Company is dependent for the continuance of its operations on further debt or equity financings. Failure to obtain such financings could result in the Company being unable to continue its operations.

There can be no certainty that such financings would be obtained on favorable terms, if at all, and any equity financings could dilute the interests of existing shareholders.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Qualitative and Quantitative Disclosure Regarding Risk

The Company is exposed to a number of risks, including the following:

–	The Company may be unable to market and sell its software products;
–	The Company has a history of operating its software business at a significant loss;
–	The Company requires additional equity financing to continue operations and may be unable to obtain this financing given its past sales performance;
–	If further equity financing is obtained, it will dilute the value of existing shareholders’ stock;
–	The Company has no working capital with which to continue operations;
–
The software industry is extremely competitive and the Company faces competition from more established software distributors and producers with greater financial resources and established sales and distribution capabilities;

–	The Company has a significant number of shares outstanding which may be eligible for resale under Rule 144 and which, if sold, could depress the market price of the Company’s shares;
–	The profit margins in the software industry have been steadily eroding such that, even if it is able to make sales for its software products, the Company may be unable to do so at a profitable margin.

Item 7.           Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years and to the date of change in certifying accountant, there were no disagreements with the Company’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

Item 8A.        Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended December 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Term of Office*1*2
Michael Dearden	President and Director	Expires at next AGM
Griffin Jones	Secretary, Treasurer, CEO and Director	Expires at next AGM
Patrick Fitzsimmons	Director	Expires at next AGM

1.
Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders. The Company anticipates holding its next AGM during June of 2005.

2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Michael Dearden, President and Director

Michael Dearden, age 50. Mr. Dearden has over 25 years experience in sales and marketing, and for the past 17 years has focused specifically on corporate marketing and venture capital financing. Prior to joining Alternet in 2000, Mr. Dearden was, for five years, a director of Rolland Virtual Business Systems Limited (formerly Americ Resources Corp.), where he helped to facilitate the merger of Rolland Virtual Business Systems Limited and Americ Resources Corp. and helped to facilitate a concurrent financing of $1,800,000. Rolland Virtual Business Systems Limited is a Montreal, Canada, based E-commerce software developer with approximately 35 employees.

Griffin Jones, Secretary, Treasurer, CEO and Director

Griffin Jones, age 50. Mr. Jones has been self-employed for approximately 17 years as a management consultant. Mr. Jones brings to the Company experience in financial management, and experience in providing management to companies in a number of industry areas including high technology, industrial products and mining. Mr. Jones has worked in marketing management, finance and corporate relations.

Patrick Fitzsimmons, Director

Pat Fitzsimmons, age 51. Mr. Fitzsimmons brings to the Company sales and management experience, gained from a 24-year career in the high-technology marketplace. Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, and Newbridge Networks, offering a wide range of technology solutions. His most recent position was Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Item 10.         Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Michael Dearden, President	2004 2003 2002	46,100 74,186 18,515	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Griffin Jones, Treasurer and CEO	2004 2003 2002	46,100 77,998 35,164	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Item 11.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2004 (25,779,428 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Michael Dearden and Mikden Investments Inc. (formerly Streamline Investments, Inc.) (2) 711 South Carson St. Carson City, Nevada 89701	Director, President	2,696,300 common shares of which 313,330 are held personally and 2,383,000 are held by Mikden Investments	10.5%
Griffin Jones and Nahatlatch Capital Corp. (3) 711 South Carson St. Carson City, Nevada 89701	Director, Secretary, Treasurer	2,473,000 common shares of which 260,000 are held personally and 2,213,000 are held in Nahatlatch Capital Corp.	9.6%

Patrick Fitzsimmons 1406-151 E. Keith Rd. N. Vancouver, BC V7L 4M3	Director, VP Sales	1,095,000	4.3%
Advanced Interactive Inc. 718 – 1350 East Flamingo Road Las Vegas, NV 89119		1,728,571	6.7%
Advanced Interactive Canada Inc. 2101 – 1177 W. Hastings St. Vancouver, BC V6E 2K3		1,500,000	5.8%
Directors, Officers and 5% stockholders in total (6 Persons)		9,492,871	36.8%

1.	The 12.5% of the Company’s shares of common stock held by Advanced Interactive are the subject of legal proceedings (see “Legal Proceedings”)
2.	Mikden Investments Inc. (formerly Streamline Investments, Inc.) is a company wholly owned by the Company’s President and Director, Michael Dearden.
3.	Nahatlatch Capital Corp. is a company wholly owned by the Company’s Treasurer, Secretary and Director, Griffin Jones.

Item 12.         Certain Relationships and Related Transactions

Except as concerns compensation to directors and officers, during the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders. Executive compensation and related party compensation are disclosed in the notes to the Company’s financial statements included herein and in “Executive Compensation” above.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the company’s affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

Item 13.         Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed two reports on Form 8-K on April 4, 2004 and November 27, 2004 on the SEC’s EDGAR system available at www.sec.gov.

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

Audit and Audit Related Fees

During the fiscal years ended December 31, 2004 and December 31, 2003, the Company incurred approximately $15,300 and $14,100 respectively in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements. Included in these amounts are billing for other accounting services consisting solely of review of the Company’s quarterly reports filed on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004.

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2004, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2004, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on EDGAR on November 6, 2000)

3.2	Certificate of amendment to Aricles of Incorporation (incorporated by reference to Exhibit 3.2 on the report on Form 8-K filed on May 23, 2002

14.1	Code of Business Conduct

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: March 30, 2005	By:	/s/ Michael Dearden
Michael Dearden, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2005	By:	/s/ Griffin Jones
Griffin Jones, Director, Secretary,
Treasurer

Dated: March 30, 2005	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Director

ALTERNET INTERNATIONAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Alternet Systems Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Alternet Systems Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2004 and 2003, and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, Canada
February 28, 2005

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS As at December 31, 2004 and 2003

	2004	2003

ASSETS
Current Assets
Cash	$30	$113,161
Prepaid expenses	3,981	8,633

Total Current Assets	4,011	121,794

Equipment - net of depreciation	13,340	5,121

TOTAL ASSETS	$17,351	$126,915

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities (Notes 3 and 5)	$537,719	$596,605
Deferred license revenue	10,394	19,874
Due to related parties (Note 5)	22,153	34,069

TOTAL LIABILITIES	570,266	650,548

Commitments and contingencies (Notes 1, 3 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Capital Stock (Notes 3 and 4)
Common stock, $0.00001 par value, 100,000,000 shares authorized
25,779,428 (2003 – 17,400,029) issued and outstanding	259	175
Additional paid-in capital	2,469,320	1,044,293
Private placement subscriptions	50,250	365,921
Obligation to issue shares	37,150	553,720
Accumulated other comprehensive loss	(557)	(6,469)
Deficit accumulated during development stage	(3,109,337)	(2,481,273)

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICENCY)	(552,915)	(523,633)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,351	$126,915

See accompanying notes to the consolidated financial statements

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF OPERATIONS For the year ended December 31, 2004

			October 13,
			2000
	Year ended	Year ended	(inception)
	December	December	to December
	31, 2004	31, 2003	31, 2004

REVENUE
License fees, hardware and software sales	$57,220	$81,354	$207,342

COST OF SALES
Purchases	16,393	-	16,393
Royalties	15,443	11,093	26,536
Installation costs and other	4,793	3,431	58,127
	36,629	14,524	101,056

GROSS PROFIT	20,591	66,830	106,286

OPERATING EXPENSES
Advertising and promotion	8,030	100,574	110,753
Bad debts	-	15,344	15,344
Commissions	-	13,061	13,439
Depreciation and amortization	3,142	19,028	35,852
License fees	-	336,000	696,000
Management and consulting fees	348,217	494,906	934,946
Marketing (Notes 5 and 6)	90,898	548,212	764,902
Office and general	53,295	38,597	169,324
Professional fees	46,307	40,995	168,432
Rent	30,714	31,062	80,554
Telephone and utilities	9,516	13,463	25,408
Training and documentation	38,673	107,145	153,154
Travel	19,863	15,310	47,515
	648,655	1,773,697	3,215,623
NET LOSS FOR THE YEAR	$(628,064)	$(1,706,867)	$(3,109,337)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,791,071	16,718,677

See accompanying notes to the consolidated financial statements

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF CASH FLOWS For the year ended December 31, 2004

			October 13,
			2000
	Year ended	Year ended	(inception)
	December	December	to December
	31, 2004	31, 2003	31, 2004
OPERATING ACTIVITIES
Net Loss For the Year	$(628,064)	$(1,706,867)	$(3,109,337)
Add: Items Not Affecting Cash
Depreciation	3,142	19,028	35,852
Gain on disposal of assets	-	-	(215)
Non-cash services	209,030	880,279	1,089,309
Changes In Non-Cash Working Capital:
Changes in accounts receivable	-	17,125	-
Changes in prepaids	4,652	(4,875)	(3,981)
Amortization of deferred license revenue	(9,480)	14,864	10,394
Accounts payable and accrued charges	(58,886)	464,378	613,579
Net cash flows used in operations	(479,606)	(316,068)	(1,364,399)

INVESTING ACTIVITIES
Net acquisition of equipment	(11,361)	(5,410)	(18,977)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash flows used in investing activities	(11,361)	(5,410)	(18,903)

FINANCING ACTIVITIES
Advances (to) from related parties	(11,916)	21,287	18,315
Net proceeds on subscriptions and sale of common stock	383,840	420,351	1,365,571
Net cash flows from financing activities	371,924	441,638	1,383,886

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,912	(7,202)	(557)

NET CHANGE IN CASH DURING THE YEAR	(113,131)	112,958	27
CASH, BEGINNING OF YEAR	113,161	203	3

CASH, END OF YEAR	$30	$113,161	$30

OTHER SIGNIFICANT NON-CASH TRANSACTIONS

During 2004 the Company issued 3,716,000 shares for services valued at $725,600 of which 2,019,000 valued at $527,720 was owed at December 31, 2003.

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2004

						Deficit	Other
						accumulated	compre-
			Additional		Private	during	hensive
	Number of		paid-in	Obligation to	placement	development	income
	shares	Amount	capital	issue shares	subscriptions	stage	(loss)	Total

Issuance of common stock for cash at $.001 per share –
October 16, 2000	3,000	$3	$-	$-	$-	$-	$-	$3

Balance, December 31, 2000	3,000	3	-	-	-	-	-	3
Issuance of common stock for cash at $.007 per share –					-
May 24, 2001	5,500,000	5,500	33,000	-		-		38,500
Issuance of common stock for cash at $.01 per share –					-
June 4, 2001	4,010,000	4,010	36,090	-		-		40,100
Issuance of common stock for cash at $.15 per share –					-
June 8, 2001	330,000	330	49,170	-		-		49,500
Issuance of common stock for license agreement at					-
$.01 per share – June 29, 2001	2,500,000	2,500	22,500	-		-		25,000

Schoolweb Holdings Inc. balance before reverse acquisition	12,343,000	12,343	140,760	-	-	-		153,103
Schoolweb Systems Inc. balance before reverse acquisition (Note 5)	1,350,000	14	19	-	-	(7,937)	-	(7,904)
Issued to effect reverse acquisition	12,343,000	123	(123)	-	-	-	-	-
Reverse acquisition recapitalization adjustment	(12,343,000)	(12,343)	4,406	-	-	7,937	-	-

Schoolweb Systems Inc. balance after reverse acquisition	13,693,000	137	145,062	-	-	-	-	145,199
Issuance of common stock for license agreement at $.01					-
per share – September 10, 2001 (Note 3)	500,000	5	4,995	-		-	-	5,000
Issuance of common stock for cash at $.10 per share –					-
September 11, 2001	100,000	1	9,999	-		-	-	10,000
Issuance of common stock for cash at $.10 per share –					-
November 5, 2001	50,000	1	4,999	-		-	-	5,000
Issuance of common stock for cash at $.15 per share –					-
November 8, 2001	15,000	-	2,250	-		-	-	2,250
Issuance of common stock for cash at $.20 per share –					-
November 24, 2001	375,000	3	74,997	-		-	-	75,000
Foreign exchange translation adjustment	-	-	-	-	-	-	(1,950)	(1,950)
Net loss for the year ended December 31, 2001	-	-	-	-	-	(263,249)	-	(263,249)

Balance, December 31, 2001	14,733,000	$147	$242,302	$-	$-	$(263,249)	$(1,950)	$(22,750)

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2004

							Deficit	Other
							accumulated	compre-
			Additional			Private	during	hensive
	Number of		paid-in		Obligation to	placement	development	income
	shares	Amount	capital		issue shares	subscriptions	stage	(loss)	Total
Balance, December 31, 2001	14,733,000	$147	$242,302				$(263,249)	$(1,950)	$(22,750)
					$-	$-
Issuance of common stock for cash at $.20 per share – March 1, 2002	510,000	5	101,995			-	-	-	102,000
					-
Issuance of common stock for cash at $.35 per share	100,000	1	34,999			-	-	-	35,000
– March 15, 2002					-
Issuance of common stock for cash at $.35 per share – April 30, 2002	140,000	1	48,999		-	-	-	-	49,000
Issuance of common stock for cash at $.35 per share –June 27, 2002	97,371	1	34,079		-	-	-	-	34,080
Issuance of common stock for cash at $.35 per share – July 8, 2002	49,143	1	17,199		-	-	-	-	17,200
Issuance of common stock for debt at $.35 per share	228,571	2	79,998			-	-	-	80,000
- September 11, 2002					-
Issuance of common stock for cash at $.35 per share	193,000	2	67,548			-	-	-	67,550
–October 9, 2002					-
Issuance of common stock for cash at $.35 per share	93,000	1	32,549			(5,250)	-	-	27,300
– December 16, 2002					-
Private placement subscriptions received	-	-	-		-	8,900	-		8,900
Foreign exchange translation adjustment	-	-	-		-	-	-	2,683	2,683
Net loss for the year ended December 31, 2002	-	-	-		-	-	(511,157)	-	(511,157)

Balance, December 31, 2002	16,144,085	161	659,668		-	3,650	(774,406)	733	(110,194)

Issuance of common stock for cash at $.35 per share	165,944	2	58,078			(3,650)	-	-	54,430
– March 20, 2003					-
Issuance of common stock for services at $.24 per share	100,000	1	23,999			-	-	-	24,000
– May 29, 2003					-
Issuance of common stock for services at $.34 per share	300,000	3	101,156			-	-	-	101,159
– June 10, 2003					-
Issuance of common stock for services at $.35 per share	180,000	2	62,998			-	-	-	63,000
– June 10, 2003					-
Issuance of common stock for services at $.20 per share	60,000	1	12,399			-	-	-	12,400
– June 10, 2003					-
Issuance of common stock for services at $.35 per share	100,000	1	34,999			-	-	-	35,000
– October 27, 2003					-
Issuance of common stock for services at $.26 per share	350,000	4	90,996			-	-	-	91,000
– October 27, 2003					-
Private placement subscriptions received						365,921	-		365,921
Obligation to issue shares for services rendered	-	-	-		553,720	-	-	-	553,720
Foreign exchange translation adjustment	-	-	-		-	-		(7,202)	(7,202)
Net loss for the year ended December 31, 2003	-	-	-		-	-	(1,706,867)	-	(1,706,867)
Balance, December 31, 2003	17,400,029	$175	$1,044,293	4	553,720	$365,921	$(2,481,273)	$(6,469)	$(523,633)

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2004

						Deficit	Other
						accumulated	compre-
			Additional		Private	during	hensive
	Number of		paid-in	Obligation to	placement	development	income
	shares	Amount	capital	issue shares	subscriptions	stage	(loss)	Total

Balance, December 31, 2003	17,400,029	$175	$1,044,293	$553,720	$365,921	$(2,481,273)	$(6,469)	$(523,633)

Private placement subscriptions received	-	-	-	-	360,054	-	-	360,054
Issuance of common stock for services at $0.26 per share	1,785,000	18	466,302	(466,320)	-	-	-	-
– January 6, 2004
Issuance of common stock for cash at $.15 per share – May 17, 2004	4,041,499	40	606,185	-	(606,225)	-	-	-
Issuance of common stock for services at $.11 per share	1,500,000	15	164,985		-	-	-	165,000
– June 10, 2004				-
Issuance of common stock for services at $0.23 per share	407,000	4	91,876	(61,400)	-	-	-	30,480
– August 30, 2004
Issuance of common stock for services at $.10 per share	24,000	1	2,400		-	-	-	2,401
– August 30, 2004				-
Issuance of common stock for cash at $.15 per share	621,900	6	93,279		(69,500)	-	-	23,785
– October 25, 2004				-
Obligation to issue shares for services rendered	-	-	-	11,150	-	-	-	11,150
Foreign exchange translation adjustment	-	-	-	-	-	-	5,912	5,912
Net loss for the year ended December 31, 2004	-	-	-	-	-	(628,064)	-	(628,064)

Balance, December 31, 2004	25,779,428	$259	$2,469,320	$37,150	$50,250	$(3,109,337)	$(557)	$(552,915)

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) designs, markets and sells proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb”. The Company’s products provide high speed Internet access to schools and rural communities, in North America and internationally (refer to Note 3).

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2004 the Company had a working capital deficiency of $566,255 (2003 - $528,754) and an accumulated deficit of $3,109,337. The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc. and AI Systems Group (Canada) Ltd. All intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

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

Equipment
Equipment is recorded at cost and depreciated on a declining balance basis at a rate of 30% per annum.

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

Revenue recognition
The Company licenses its SchoolWeb system on a prepaid basis for terms ranging from one to three years. The Company recognizes license revenues on a straight-line basis over the license term upon completion of the required hardware and software installations and upon acceptance by the purchasers, subject to collection being reasonably assured. License fees paid in advance are recorded as deferred license revenue.

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are recognized upon completion and acceptance of installation by the purchasers and collection is reasonably assured.

Foreign Currency Translation
These financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard (“FASB”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock- based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2004. As no options were granted in 2002, 2003 or 2004, no pro-forma disclosures are required.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company also applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2004 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Loss per share
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share has not been presented as the effects of warrants exercised have been excluded as they are anti-dilutive.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

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

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AII and AIC received an additional 500,000 shares valued at $5,000 which the Company issued on September 10, 2001. Also effective September 10, 2001 the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned. On June 26 2002, SW Holdings changed its name to AI Systems Group Inc. (“AI Systems”).

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 3 - LICENSE RIGHTS (continued)

On October 14, 2003, AI Systems terminated its software license agreement (the "License Agreement") with AII. The License Agreement was terminated for a number of reasons including the failure by AII to grant to AI Systems North American exclusivity for technologies and software licensed under the License Agreement.

AI Systems has advised AII that it does not intend to pay the $386,162 in unpaid monthly license fees and other costs accrued under the License Agreement. AI Systems has also advised AII that it intends to cancel the 3,000,000 common shares issued to AII under the terms of the License Agreement.

AII has advised AI Systems, in writing, that it considers the agreement now to be a non-exclusive license that is still in effect and that unpaid monthly license fees and related costs are still due to AII. The software licensed under the License Agreement is no longer used in any products sold by the Company.

The terms of the License Agreement state that if either party has a dispute with the other party the dispute should be submitted to arbitration for settlement. If this were to occur, or if other proceedings including court proceedings were to be commenced, such arbitration or other proceedings could involve claims for monetary or other damages, recovery of the unpaid monthly license payments, royalty payments or other claims and would likely be significant and material to the business of the Company and to its liquidity and capital resources. The Company has developed its own proprietary software and continues to market SchoolWeb and CommunityWeb in North America and internationally.

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. against AII The writ alleges that the defendants have breached the License Agreement and damages are being sought in the amount of $1,804,709. The Company alleges that the defendants have breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The Company has received a counterclaim in the lawsuit in the amount of $1,379,150, representing the amount of license fees that would be payable if the License Agreement was still in effect plus interest of 2% and costs and unspecified damages. The likelihood of any gain or loss resulting from the above lawsuit is not determinable at this time. The Company is currently in negotiations to achieve a settlement of all debt and liabilities with the Defendant in this action, although no outcome can be predicted at this time.

NOTE 4 – CAPITAL STOCK

To December 31, 2004, the Company has not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Options under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the year ended December 31, 2004 the Company issued 3,716,000 shares for services valued at $725,600 of which $527,720 related to services provided during fiscal 2003. Also, during the year ended December 31, 2004 the Company completed a private placement of 4,663,399 shares at a price of $0.15 per share for total proceeds of $699,510.

The Company is also obligated to issue 45,000 common shares with a fair market value of $11,150 for final settlement with two consultants under marketing contacts (Note 6). The Company is also obligated to issue 100,000 common shares in settlement of debt of $26,000 outstanding from 2003.

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 4 – CAPITAL STOCK (continued)

The Company has received $50,250 towards a planned private placement at $0.10 per share.

A summary of the Company’s warrants at December 31, 2004 and the changes for the period is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2002	1,557,514	$0.50	0.31 years
Issued	165,944	$0.50	1.20 years
Exercised	-	-
Cancelled	-	-
Expired	375,000	-

Balance, December 31, 2003	1,348,458	$0.50	0.52 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	1,182,514	-

Balance December 31, 2004	165,944	$0.50	0.20 years

The warrants subsequently expired without exercise.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2004 a total of $22,153 (2003 - $34,069) is owing to directors and shareholders. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the year ended December 31, 2004, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Year ended December 31,
	2004	2003

Consulting	$92,200	$152,184
License fees	-	336,000
Marketing	69,440	220,661
Royalties	-	11,093
	$161,640	$719,938

Of the amounts incurred above, the license fees were incurred to AII and AIC. AII and AIC became related to the Company effective September 10, 2001 when the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned. Included in accounts payable at December 31, 2004 and 2003 are license fees totalling $386,162 owing to AII which are currently under dispute (refer to Note 3).

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004

NOTE 6 – COMMITMENTS

Effective February 1, 2003, March 1, 2003 and December 1, 2003, the Company entered into twenty-four month consulting, management and marketing agreements which require payment in cash and shares of the Company’s common stock on a monthly basis. These contracts could be terminated with seven days notice at any time and with no further cost to the Company. The Company also signed three other marketing agreements covering shorter time periods which require payment in shares of the Company’s common stock on a monthly basis. All of these contracts have been terminated during 2004 and no future commitments remain.

During 2004 the Company expensed $208,730 representing cash of $125,000 and 382,000 shares valued at $83,730 in connection with these agreements.

During 2004 the Company negotiated settlements with three marketing consultants. As part of these settlements the Company has reversed certain obligations to issue shares and accounts payable, resulting in a recovery of previously accrued marketing expenses of $83,925.

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

NOTE 8 – PROPOSED AGREEMENT

The Company has entered into a Letter of Intent (the “Solflex Agreement”) with Solflex Energy Development Corp. (“Solflex”) dated effective October 15, 2004. Solflex has developed a method of manufacturing solar photovoltaic (PV) panels using screen printing onto a flexible acetate substrate. The Solflex Agreement calls for the Company to acquire a 25% equity interest in Solflex and an exclusive License of its technology for North and South America in exchange for total consideration of $500,000. The Company also agreed to pay as a license royalty $1.20 per watt sold from Solflex products.

To maintain its rights under the Solflex Agreement, the Company must sell a minimum of $1,000,000 in solar panels within 2 years of commencement of commercial production of the Solflex solar panels. If this minimum sales target is achieved, the Company will be granted an additional 5 year license which will subsequently be renewable at Solflex’s discretion.

Solflex is a company which is in the development stage of operations. It does not have any significant revenues to date and has been primarily engaged in developing its proprietary technology. There can be no assurance that the Company will be able to market and sell Solflex’s products, that the market will accept Solflex’s products, or that Solflex will be able to successfully produce them.

The Company has not advanced any funds to Solflex for this acquisition and has not entered into a License Agreement. The Company is still conducting the necessary due diligence before making a decision to proceed with this acquisition.