Form 10QSB
period 2005-03-31
ALTERNET SYSTEMS INC
filed 2005-05-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of March 31, 2005, the Registrant had 25,849,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐    No ☒

PART I. -             FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEET As at March 31, 2005

	March	December
	31, 2005	31, 2004
ASSETS	(Unaudited)
Current Assets
Cash	$3,752	$30
Prepaid expenses	3,981	3,981

Total Current Assets	7,733	4,011

Equipment - net of depreciation	12,384	13,340

TOTAL ASSETS	$20,117	$17,351

LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities	$543,388	$537,719
Deferred license revenue	8,261	10,394
Due to related parties (Note 5)	16,963	22,153

TOTAL LIABILITIES	568,612	570,266

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares	260	259
authorized 25,849,428 (2004 – 25,779,428) issued and outstanding
Additional paid-in capital	2,483,319	2,469,320
Private placement subscriptions	92,108	50,250
Obligation to issue shares	37,150	37,150
Accumulated other comprehensive income (loss)	(839)	(557)
Deficit accumulated during development stage	(3,160,493)	(3,109,337)

TOTAL STOCKHOLDERS' EQUITY	(548,495)	(552,915)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,117	$17,351

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT (Unaudited)

			October 13,
	Three months	Three months	2000 (inception)
	ended March	ended March	to March 31,
	31, 2005	31, 2004	2005
REVENUE
License fees hardware and software sales	$3,911	$7,423	$211,253

COST OF SALES
Purchases	-	-	16,393
Royalties	1,357	4,720	27,893
Installation costs and other	-	2,426	58,127
	1,357	7,146	102,413

GROSS PROFIT	2,554	277	108,840

OPERATING EXPENSES
Advertising and promotions	-	8,030	110,753
Bad debt	-	-	15,344
Commissions	-	-	13,439
Depreciation and amortization	956	646	36,808
License fees	-	-	696,000
Management and consulting	6,414	100,461	941,360
Marketing	6,092	127,961	770,994
Office and general	5,435	12,290	174,759
Professional fees	24,993	11,139	174,425
Rent	8,087	9,002	88,641
Telephone and utilities	1,262	936	26,670
Training and documentation	-	17,848	153,154
Travel	471	10,258	47,986
	53,710	298,571	3,250,333

NET LOSS FOR THE PERIOD	$(51,156)	$(298,294)	$(3,141,493)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED COMMON SHARES OUTSTANDING	25,845,539	19,086,952

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

			October 13,
	Three months	Three months	2000 (inception)
	ended March	ended March	to March 31,
	31, 2005	31, 2004	2005
OPERATING ACTIVITIES
Net Income (Loss) From Operations	$(51,156)	$(298,294)	$(3,160,493)
Add: Items Not Affecting Cash
Depreciation	956	646	36,808
Gain on disposal of assets	-	-	(215)
Issuance of shares for services rendered	-	-	585,839
Obligation to issue shares for services rendered	14,000	110,960	517,470
Changes In Non-Cash Working Capital:
Changes in prepaids	-	(1,668)	(3,981)
Changes in deferred license revenue	(2,133)	(2,847)	8,261
Accounts payable and accrued charges	5,669	(12,683)	619,248
Net cash flows used in operations	(32,664)	(203,886)	(1,397,063)

INVESTING ACTIVITIES
Net disposition (acquisition) of fixed assets	-	(7,633)	(18,977)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash flows used in investing activities	(7,633)	(7,633)	(18,903)

FINANCING ACTIVITIES
Advances (to) from related parties	(5,190)	(28,951)	13,125
Net proceeds on sale of common stock and subscriptions	41,858	255,963	1,407,429
Net cash flows from financing activities	36,668	227,012	1,420,554

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(282)	368	(839)

NET CHANGE IN CASH DURING THE PERIOD	3,722	15,861	3,749

CASH, BEGINNING OF PERIOD	30	113,161	3

CASH, END OF PERIOD	$3,752	$129,022	$3,752

OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

During the period the Company issued 70,000 shares for legal services valued at $14,000.

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the period ended March 31, 2005
(Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2005 the Company had a working capital deficiency of $560,879 (2004 - $466,744). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the period ended March 31, 2005
(Unaudited)

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the period ended March 31, 2005
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2003. As no options were granted in 2002, 2003, 2004 or to March 31, 2005, no pro-forma disclosures are required.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the period ended March 31, 2005
(Unaudited)

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

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the period ended March 31, 2005
(Unaudited)

NOTE 3 - LICENSE RIGHTS (continued)

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AI and AIC received an additional 500,000 shares valued at $5,000 which Alternet issued on September 10, 2001. Also effective September 10, 2001 the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned. On June 26, 2002, SW Holdings changed its name to AI Systems Group Inc. (“AI Systems”)

On October 14, 2003, AI Systems terminated its software license agreement (the "License Agreement") with AII. The License Agreement was terminated for a number of reasons including the failure by AII to grant to AI Systems North American exclusivity for technologies and software licensed under the License Agreement.

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. against AII The writ alleges that the defendants have breached the License Agreement and damages are being sought in the amount of $1,804,709. The Company alleges that the defendants have breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The Company has received a counterclaim in the lawsuit in the amount of C$1,379,150, representing the amount of license fees that would be payable if the License Agreement was still in effect plus interest of 2% and costs and unspecified damages. The likelihood of any gain or loss resulting from the above lawsuit is not determinable at this time. The Company is currently in negotiations to achieve a settlement of all debt and liabilities with the Defendant in this action, although the outcome cannot be predicted at this time.

NOTE 4 – CAPITAL STOCK

To March 31, 2005, the Company has not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Option under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the period, the company issued 70,000 shares valued at $14,000 in exchange for legal services.

The Company is obligated to issue 45,000 common shares with a fair market value of $11,150 for final settlement with two consultants under marketing contracts. The Company is also obligated to issue 100,000 common shares in settlement of debt of $26,000 outstanding from 2003.

The Company has received $92,108 towards a private placement of common stock at a price of $0.10 per share.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the period ended March 31, 2005
(Unaudited)

NOTE 4 – CAPITAL STOCK (Continued)

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

A summary of the Company’s warrants at March 31, 2005 and the changes for the period is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2003	1,348,458	$0.50	0.52 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	1,182,514	-

Balance, December 31, 2004	165,944	0.50	0.20 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	165,944	-

Balance, March 31, 2005	-	$ -	-

NOTE 5 – RELATED PARTY TRANSACTIONS

At March 31, 2005 a total of $16,963 (December 2004 - $22,153) is owing to directors. During the period $5,190 was repaid to these directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the three months ended March 31, 2005, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004

Consulting	$-	$50,200
Marketing	4,824	47,200
	$4,824	$97,400

NOTE 6 – INCOME TAXES

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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS For the period ended March 31, 2005
(Unaudited)

NOTE 7 –LAWSUIT

On March 14 2005, Native Investment and Trade Association filed a Writ of Summons and Statement of Claim requesting an order that the Company pay the plaintiff $53,500 and for specific performance of the obligation to transfer 100,000 free trading shares to the plaintiff. The Company has disputed any liability and the likelihood of any loss resulting from the above lawsuit is not determinable at this time.

Refer to Note 3.

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

The statements contained herein, other than historical information, are or may be forward-looking statements, and may involve factors, risks and uncertainties that may cause the Company’s actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment or development of new products; and the availability of sufficient financial resources to enable the Company to expand or even continue its operations.

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

Software development of the Company’s SchoolWeb product, including its innovative Internet content management system (CMS), has been completed. Although no new sales have occurred this period, the Company has reduced operating expenses significantly and has selected sales agents to market the Company’s products internationally.

Net Sales

For the three month period ending March 31 2005 the Company had sales of $3,911, which was a decrease of 47% from the corresponding period to March 31 2005 which had sales of $7,423.

The 50% decrease in sales is attributable to the fact that the Company has been undergoing a re-organization of its sales and marketing staff over the past nine months. The objective of the re-organization of the sales and marketing functions was to reduce overhead by utilizing independent sales agents to market SchoolWeb and CommunityWeb. Sales agents have been selected and have been actively pursuing sales for CommunityWeb and SchoolWeb systems in Europe and Central America.

Net Loss

For the three month period ending March 31, 2005, the Company had a net loss of $51,156 or $(0.00) per share. The net loss for the corresponding period to March 31 2004 was $298,294 or $(0.02) per share. The decreased loss was due primarily to: a decrease in marketing expenses, management expenses and software development costs.

Gross Profit

Gross Profit was $2,554 compared to $277 for the three month period ended March 31 2005. Although the gross profit increased compared to the prior period, management has deemed the dollar increase of $2,327 to be not material to comment on.

Selling, General and Administrative Expenses

For the period ended March 31, 2005 the Company incurred office and general expenses of $5,435; marketing expenses of $6,092; management and consulting fees of $6,414; and $24,993 in professional fees. Training and documentation fees were $0.

For the corresponding period to March 31 2004, the Company had office and general expenses of $12,290 marketing expenses of $127,961, management and consulting fees of $100,461, and professional fees of $11,139. Training and documentation fees were $17,848 in the period ending March 31 2004.

Accounts payable increased 10% to $543,388 at March 31, 2005 of which $386,162 are license fees owing to Advanced Interactive Inc., which are currently in dispute. This compares to accounts payable of $537,719 at March 31 2004.

Office and general expenses decreased 56% compared to the corresponding period to March 31 2004 as the Company has reduced all expenses during its re-organization over the past nine months. Marketing expense decreased 95% this period, compared to the corresponding period to March 31 2004, and is a result of decreased activity in marketing the SchoolWeb and CommunityWeb products, and no stock-based compensation payable to any of its marketing personnel.

Management and consulting expense decreased 94% to $6,414 for the period ending March 31 2005, compared to $100,461 in the period ending March 31 2004. The decrease was due to a general reduction in management expenses and no stock-based compensation payable to management personnel.

Training and documentation expense decreased 100% to $0 as the Company had completed development of all training manuals and decreased sales activity and training expense in this period, compared to the corresponding period ending March 31 2004.

Solflex Agreement

In a significant new development, Alternet entered into a letter agreement on October 20, 2004, with Solflex Energy Development Corp., (“Solflex”) to acquire a 25% equity interest in Solflex and an exclusive license for the Solflex non-silicone solar PV panel, for North and South America. The terms of the agreement call for payment of $170,000 by October 30, 2004, and $320,000 by November 15th 2004.

The Company terminated the Solflex agreement on March 28 2005, due to an inability to complete due diligence on this acquisition.

The Company is still in final negotiations with its former software developer/licensor, Advanced Interactive Inc., to achieve a full settlement of all debts and liabilities between the two companies, although no assurance can be given to any outcome of these negotiations.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets of $7,733 and cash on hand of $3,752 as at March 31 2005. The Company also had a net loss of $51,156 during the period ending March 31 2005

Although the net loss of $51,156 was a decrease of 83% when compared a loss of $298,294 in the corresponding period ending March 31 2004, management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels and raising additional capital.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

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

The Company had an agreement with Advanced Interactive Inc. (the “License Agreement”) under which it licensed certain of its software products from Advanced Interactive Inc. (“AII”) The Company has commenced legal proceedings against AII and its subsidiary by way of filing of a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Canada, Vancouver Registry. The Writ states that the Defendants have breached the License Agreement and damages are being sought in the amount of Cdn $1,804,709.00.

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

On March 14 2005, Native Investment and Trade Association (NITA) filed a Writ of Summons and Statement of Claim requesting an order that the Company pay the plaintiff $53,500 and for specific performance of the obligation to transfer 100,000 free trading shares to the plaintiff. The fees and shares claimed are for trade shows attended by the Company and these amounts are being disputed by the Company.

The likelihood of any gain or loss resulting from the above lawsuits is not determinable at this time.

ITEM 2.                      CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ending March 31 2005, the Registrant issued 70,000 common shares as a debt settlement to settle debt of $8,079.76.

There are no management contracts currently in force for the Company.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed one report on Form 8K during the period ending MARCH 31 2005. This report was filed on EDGAR on October 12, 2004.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.1	Section 906 Certification of CEO

32.2	Section 906 Certification of CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: May 16, 2005	By:	/s/ Michael Dearden
Michael Dearden, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 16, 2005	By:	/s/ Griffin Jones
Griffin Jones, Director, Secretary,
Treasurer