Form 10QSB
period 2005-06-30
ALTERNET SYSTEMS INC
filed 2005-08-12
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
 ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of June 30, 2005, the Registrant had 28,249,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS As at June 30, 2005

	June 30	December
	2005	31, 2004
ASSETS	(unaudited)
Current Assets
Cash	$-	$30
Prepaid expenses	4,783	3,981

Total Current Assets	4,783	4,011

Fixed Assets - net of depreciation	11,427	13,340

TOTAL ASSETS	$16,210	$17,351

LIABILITIES
Current Liabilities
Bank indebtedness	$27	$-
Accounts payable & accrued liabilities (Note 3)	528,700	537,719
Deferred license revenue	6,112	10,394
Due to related parties (Note 5)	9,287	22,153

TOTAL LIABILITIES	544,126	570,266

Commitments and contingencies (Notes 1, 3 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares	284	259
authorized 28,249,428 (2004 – 25,779,428) issued and outstanding
Additional paid-in capital	2,745,452	2,469,320
Private placement subscriptions	125,195	50,250
Obligation to issue shares	26,000	37,150
Accumulated other comprehensive income (loss)	(1,486)	(557)
Deficit accumulated during development stage	(3,423,361)	(3,109,337)

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICENCY)	(527,916)	(552,915)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,210	$17,351

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT (Unaudited)

					October 13,
					2000
	Three months	Three months	Six months	Six months	(inception)
	ended June	ended June	ended June	ended June	to June 30,
	30, 2005	30, 2004	30, 2005	30, 2004	2005
REVENUE
License fees and hardware sales	$3,796	$7,206	$7,707	$14,629	$215,049

COST OF SALES
Purchases	-	-	-	-	16,393
Royalties	1,340	4,583	2,697	9,303	29,233
Installation costs and other	-	2,355	-	4,781	58,127
	1,340	6,938	2,697	14,084	103,753

GROSS PROFIT	2,456	268	5,010	545	111,296

OPERATING EXPENSES
Advertising and promotion	-	-	-	8,030	110,753
Bad debt	-	-	-	-	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	956	925	1912	1,571	37,764
License fees	-	-	-	-	696,000
Management and consulting	236,172	190,443	242,586	290,904	1,177,532
Marketing	(3,444)	14,179	2,648	142,140	767,550
Office and general	1,626	4,403	7,061	16,693	176,385
Professional fees	18,019	19,138	43,012	30,277	211,444
Rent	8,049	7,885	16,136	16,887	96,690
Telephone and utilities	2,034	1,759	3,296	2,695	28,704
Training and documentation	-	12,040	-	29,888	153,154
Travel	1,912	4,762	2,383	15,020	49,898
	265,324	255,534	319,034	554,105	3,534,657

NET LOSS FOR THE PERIOD	$(262,868)	$(255,266)	$(314,024)	$(553,560)	$(3,423,361)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED COMMON SHARES
OUTSTANDING	26,928,549	21,529,726	26,390,036	20,308,339

ALTERNET SYSTEMS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

			October 13,
	Six months	Six months	2000 (inception)
	ended June	ended June	to June 30,
	30, 2005	30, 2004	2005
OPERATING ACTIVITIES
Net Income (Loss) From Operations	$(314,024)	$(553,560)	$(3,423,361)
Add: Items Not Affecting Cash
Depreciation	1,912	1,571	37,764
Gain on disposal of assets	-	-	(215)
Issuance of shares for services rendered	244,000	165,000	861,997
Obligation to issue shares for services rendered	(11,150)	49,580	492,320
Changes In Non-Cash Working Capital:
Changes in prepaids	(802)	2,306	(4,783)
Changes in deferred license revenue	(4,282)	(6,028)	6,112
Accounts payable and accrued liabilities	23,139	(29,339)	604,560
Net cash flows used in operations	(61,207)	(370,470)	(1,425,606)

INVESTING ACTIVITIES
Net disposition (acquisition) of fixed assets	-	(11,361)	(18,977)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash flows used in investing activities	-	(11,361)	(18,903)

FINANCING ACTIVITIES
Advances (to) from related parties	(12,866)	(21,661)	5,449
Net proceeds on sale of common stock and subscriptions	74,945	293,266	1,440,516
Net cash flows from financing activities	62,079	271,605	1,445,965

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(929)	(2,228)	(1,486)

NET CHANGE IN CASH DURING THE PERIOD	(57)	(112,454)	(30)

CASH, BEGINNING OF PERIOD	30	113,161	3

CASH, END OF PERIOD	$(27)	$707	$(27)

OTHER SIGNIFICANT NON-CASH TRANSACTIONS

During the period the Company issued 2,070,000 shares for services valued at $244,000 and 400,000 shares for settlement of debt valued at $32,158.

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) designs, markets and sells proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb”. The Company’s products provide high speed Internet access to schools and rural communities, in North America and internationally (refer to Note 3).

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2005 the Company had a working capital deficiency of $539,343 (2004 - $586,486). During July, 2005 the Company entered into a settlement agreement with Advanced Interactive Inc. which if completed will result in a significant reduction of accrued liabilities. Refer to Note 9. The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in the USA and Canada.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
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

Fixed Assets
Fixed assets is recorded at cost and depreciated at the following rates:
                 Computer equipment and software - 30% declining balance basis
                 Equipment - 20% declining balance basis.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
(Unaudited)

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2003. As no options were granted in 2002, 2003, 2004 or to June 30, 2005, no pro-forma disclosures are required.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
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

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
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

AI Systems advised AII that it does not intend to pay the accrued amounts totalling $386,162 in unpaid monthly license fees and other costs under the License Agreement. AI Systems has also advised AII that it intends to cancel the 3,000,000 common shares issued to AII under the terms of the License Agreement.

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

Subsequent to June 30, 2005 this lawsuit was settled, subject to certain closing documents (Refer to Note 9 - Subsequent Events).

NOTE 4 – CAPITAL STOCK

To June 30, 2005, the Company has not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Option under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the six months ended June 30, 2005, the company issued 2,070,000 shares for services valued at $244,000 and 400,000 shares for settlement of debt valued at $32,158.

The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000 outstanding from 2003.

The Company has received $125,195 towards a private placement of common stock at a price of $0.10 per share.

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
(Unaudited)

NOTE 4 – CAPITAL STOCK (Continued)

Effective March 1, 2003 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 4,876,000 shares valued at $1,066,160 relating to services provided in 2003, 2004 and for the period ended June 30, 2005 have been awarded.

Effective January 21, 2005 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate January 21, 2010. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 2,070,000 shares valued at $244,000 relating to services provided for the period ended June 30, 2005 have been awarded

A summary of the Company’s warrants at June 30, 2005 and the changes for the period is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2003	1,348,458	$0.50	0.52 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	1,182,514	-

Balance, December 31, 2004	165,944	0.50	0.20 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	165,944	-

Balance, June 30, 2005	-	$-	-

NOTE 5 – RELATED PARTY TRANSACTIONS

At June 30, 2005 a total of $9,287 (December 2004 - $22,153) is owing to directors. During the six months ended June 30, 2005 $12,866 was repaid to these directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the six months ended June 30, 2005, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004

Consulting	$-	$71,200
Marketing	13,647	54,057
	$13,647	$125,257

ALTERNET SYSTEMS INC. (A Development Stage Company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2005
(Unaudited)

NOTE 6 – COMMITMENTS

During the period, the company has reversed obligations to issue shares and accounts payable, resulting in a recovery of prior year accrued marketing expenses of $11,150.

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

NOTE 8 –LEGAL PROCEEDINGS

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

Refer to Note 3 and 9.

NOTE 9 – SUBSEQUENT EVENT

The Company has executed a settlement agreement dated July 15, 2005, with AII and all other parties to the License Agreement, whereby the parties have agreed to settle all outstanding issues related to court proceedings brought by the Company against AII, The settlement agreement is subject to final closing documents being executed and the filing and receipt of British Columbia Court approval for the adjournment of all legal proceedings. The terms of settlement include the mutual full and final release of all outstanding debts, liabilities and obligations outstanding, a three year option by AII to the Company or its designees to acquire a total of 3,228,571 shares of the Company’s stock held by AII for $10,000, and the retention by the Company of the software, code, trademarks and intellectual property relating to SchoolWeb and CommunityWeb.

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

Software development of the Company’s SchoolWeb product, including its innovative Internet content management system (CMS), has been completed. Although no new sales have occurred during this period, the Company has reduced operating expenses significantly and has selected sales agents and is actively marketing the Company’s software products internationally.

Net Sales

For the three month period ending June 30, 2005 the Company had sales of $3,796, which was a decrease of 46% from the corresponding period to June 30, 2004 which had sales of $7,206.

The 46% decrease in sales is attributable to the fact that the Company has undertaken a re-organization of its sales and marketing staff over the past 12 months. The objective of the re-organization of the sales and marketing functions was to reduce overhead by utilizing independent sales agents to market SchoolWeb and CommunityWeb. Sales agents have been selected and have been actively pursuing sales for CommunityWeb, HealthWeb and SchoolWeb systems in Europe and Central America. The Company is in final negotiations with a London, England-based company to supply CommunityWeb, HealthWeb and SchoolWeb software for installation in broadband wireless networks in two Eastern European countries.

Net Loss

For the three month period ending June 30, 2005, the Company had a net loss of $262,868 or $(0.01) per share, which was a 3% increase when compared to the net loss for the corresponding period to June 30, 2004 was $255,266 or $(0.01) per share.

Gross Profit

Gross Profit was $2,456 for the period ending June 30, 2005 compared to $268 for the three month period ended June 30, 2004. Although the gross profit increased compared to the prior period, management has deemed the dollar increase of $2,188 to be not material to comment on.

Selling, General and Administrative Expenses

For the three month period ended June 30, 2005 the Company incurred office and general expenses of $1,626; marketing expenses of $(3,444); management and consulting fees of $236,172; and $18,019 in professional fees. Training and documentation fees were $0.

For the corresponding three month period to June 30, 2004, the Company had office and general expenses of $4,403 marketing expenses of $14,179, management and consulting fees of $190,443 and professional fees of $19,138. Training and documentation fees were $12,040 in the period ending June 30, 2004.

Accounts payable decreased 7% to $528,700 at June 30, 2005 of which $407,131 are license and royalty fees owing to Advanced Interactive Inc., which, subsequent to the period ending June 30, 2005, have been settled and cancelled. This compares to accounts payable of $567,266 at June 30, 2004.

Office and general expenses decreased 63 % compared to the corresponding period to June 30, 2004 as the Company has reduced all expenses over the past twelve months. Marketing expense decreased 130 % this period, compared to the corresponding period to June 30, 2004, as a result of reduced staffing and compensation payable to corporate marketing personnel.

Management and consulting expense increased 20 % for the period ending June 30, 2005, compared to the period ending June 30, 2004. The increase was due to an increase in management consultant personnel. Training and documentation expense decreased 100% to as the Company had completed development of all training manuals, compared to the corresponding period ending June 30, 2004.

Solflex Agreement

Alternet entered into a letter agreement on October 20, 2004, with Solflex Energy Development Corp., (“Solflex”) to acquire a 25% equity interest in Solflex and an exclusive license for the Solflex non-silicone solar PV panel, for North and South America.

The Company terminated the Solflex agreement on March 28 2005, due to an inability by Solflex to provide complete due diligence documentation on this acquisition.

Advanced Interactive Inc.

The Company has completed negotiations with its former software developer/licensor, Advanced Interactive Inc., and on July 15 2005 entered into a formal Settlement Agreement to cancel all debts and liabilities between the two companies.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets of $4,783 and cash on hand of $0 as at June 30, 2005. The Company also had a net loss of $262,868 during the period ending June 30, 2005

Although the net loss of $262,868 was an increase of 3% when compared a loss of $255,266 in the corresponding period ending June 30, 2004, the majority of this loss was non-cash expense due to $244,000 in stock issued for services and $32,158 in stock-based debt settlement. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels and raising additional capital.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

PART II - OTHER INFORMATION

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

On July 15, 2005, the Company and the Defendants signed a settlement agreement whereby the parties have agreed to settle all outstanding issues related to court proceedings brought by the Company against AII, The settlement agreement is subject to final closing documents being executed and the filing and receipt of British Columbia Court approval for the adjournment of all legal proceedings. The terms of settlement include the mutual full and final release of all outstanding debts, liabilities and obligations outstanding, a three year option by AII to the Company or its designees to acquire a total of 3,228,571 shares of the Company’s stock held by AII for $10,000, and the retention by the Company of the software, code, trademarks and intellectual property relating to SchoolWeb and CommunityWeb.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six month period ending June 30, 2005, the Registrant issued 400,000 common shares as a debt settlement to settle debt of $32,158 and issued 2,070,000 for services valued at $244,000.

There are no management contracts currently in force for the Company.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8K during the period ending June 30, 2005.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification - CEO

31.2	Section 302 Certification - CFO

32.1	Section 906 Certification - CEO

32.2	Section 906 Certification - CFO

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: August 12, 2005	By:	/s/ Michael Dearden
Michael Dearden, President and Director