Form 10QSB
period 2005-09-30
ALTERNET SYSTEMS INC
filed 2005-11-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of September 30, 2005, the Registrant had 29,109,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

PART I. - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30	December
	2005	31, 2004
ASSETS	(unaudited)
Current Assets
Cash	$6,416	$30
Prepaid expenses	26,480	3,981

Total Current Assets	32,896	4,011

Fixed Assets - net of depreciation	10,471	13,340

TOTAL ASSETS	$43,367	$17,351

LIABILITIES
Current Liabilities
Accounts payable & accrued liabilities	$158,744	$537,719
Deferred license revenue	4,292	10,394
Due to related parties (Note 5)	6,162	22,153

TOTAL LIABILITIES	169,198	570,266

Commitments and contingencies (Notes 1, 3 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares authorized	292	259
29,109,428 (2004 – 25,779,428) issued and outstanding
Additional paid-in capital	2,871,894	2,469,320
Private placement subscriptions	149,535	50,250
Obligation to issue shares	26,000	37,150
Accumulated other comprehensive income (loss)	2,140	(557)
Deficit accumulated during development stage	(3,175,692)	(3,109,337)

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICENCY)	(125,831)	(552,915)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,367	$17,351

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)

					October 13,
					2000
	Three months	Three months	Nine months	Nine months	(inception)
	ended	ended	ended	ended	to
	September	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004	30, 2005
REVENUE
License fees and hardware sales	$3,468	$39,177	$11,175	$53,806	$218,517

COST OF SALES
Purchases	-	16,393	-	16,393	16,393
Royalties	-	4,775	2,697	14,078	29,233
Installation costs and other	-	12	-	4,793	58,127
	-	21,180	2,697	35,264	103,753

GROSS PROFIT	3,468	17,997	8,478	18,542	114,764

OPERATING EXPENSES
Advertising and promotion	-	-	-	8,030	110,753
Bad debt	-	-	-	-	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	957	785	2,869	2,356	38,721
License fees	-	-	-	-	696,000
Management and consulting	14,498	36,329	257,084	327,233	1,192,030
Marketing	109,944	(58,821)	112,592	83,319	877,494
Office and general	16,531	17,037	23,592	35,189	192,916
Professional fees	10,721	8,193	53,733	38,470	222,165
Rent	8,227	7,566	24,363	24,453	104,917
Telephone and utilities	2,006	1,255	5,302	3,544	30,710
Training and documentation	-	7,328	-	37,216	153,154
Travel	467	2,118	2,850	16,085	50,365
	163,351	21,790	482,385	575,895	3,698,008
NET INCOME/(LOSS) BEFORE
OTHER ITEM	(159,883)	(3,793)	(473,907)	(557,353)	(3,583,244)

Gain on Settlement of Debt (Note 3)	407,552	-	407,552	-	407,552

NET INCOME/(LOSS) FOR THE
PERIOD	$247,669	$(3,793)	$(66,355)	$(557,353)	$(3,175,692)

BASIC NET LOSS PER SHARE	$0.01	$(0.00)	$(0.00)	$(0.03)

WEIGHTED COMMON SHARES
OUTSTANDING	28,680,732	24,876,441	27,161,992	21,842,154

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			October 13,
	Nine months	Nine months	2000 (inception)
	ended September	Ended September	to September
	30, 2005	30, 2004	30, 2005
OPERATING ACTIVITIES
Net Income (Loss) From Operations	$(66,355)	$(557,353)	$(3,175,692)
Add: Items Not Affecting Cash
Depreciation	2,869	2,356	38,721
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	(407,552)	-	(407,552)
Issuance of shares for services rendered	347,951	-	933,790
Obligation to issue shares for services rendered	(11,150)	209,030	492,320
Changes In Non-Cash Working Capital:
Changes in prepaids	-	4,652	(3,981)
Changes in deferred license revenue	(6,102)	(8,027)	4,292
Accounts payable and accrued charges	60,735	(71,758)	674,314
Net cash flows used in operations	(79,604)	(421,100)	(1,444,003)

INVESTING ACTIVITIES
Net disposition (acquisition) of fixed assets	-	(11,361)	(18,977)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash flows used in investing activities	-	(11,361)	(18,903)

FINANCING ACTIVITIES
Advances (to) from related parties	(15,991)	25,184	2,324
Net proceeds on sale of common stock and subscriptions	99,284	293,266	1,464,855
Net cash flows from financing activities	83,293	318,450	1,467,179

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,697	1,961	2,140

NET CHANGE IN CASH DURING THE PERIOD	6,386	(112,050)	6,413

CASH, BEGINNING OF PERIOD	30	113,161	3

CASH, END OF PERIOD	$6,416	$1,111	$6,416

OTHER SIGNIFICANT NON-CASH TRANSACTIONS

During the period the Company issued 2,930,000 shares for services valued at $370,450, of which $347,950 was expensed during the period and $22,500 was prepaid. In addition, 400,000 shares were issued for settlement of debt valued at $32,158.

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2005

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2005 the Company had a working capital deficiency of $136,302 (2004 - $590,855). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2005

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
For the period ended September 30, 2005

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2003. As no options were granted in 2002, 2003, 2004 or to September 30, 2005, no pro-forma disclosures are required.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2005 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2005

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2005

(Unaudited)

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. against AII The writ alleges that the defendants have breached the License Agreement and damages are being sought in the amount of $1,804,709. The Company alleges that the defendants have breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The Company has received a counterclaim in the lawsuit in the amount of C$1,379,150, representing the amount of license fees that would be payable if the License Agreement was still in effect plus interest of 2% and costs and unspecified damages

On July 15, 2005, the Company executed a settlement agreement with AII and all other parties to the License Agreement., whereby the parties have agreed to settle all outstanding issues related to the court proceedings brought by the Company against AII and any counter claims by AII. The terms of settlement include the mutual full and final release of all outstanding debts, liabilities and obligations outstanding, a three year option whereby the Company or its nominees may acquire a total of 3,228,571 shares of the Company’s stock held by AII for $10,000, and the retention by the Company of the software, code, trademarks and intellectual property relating to SchoolWeb and CommunityWeb.

As at the date of the settlement agreement the Company had accrued license fees of $386,162 and royalties of $21,390 in respect of the License Agreement. As a result of this settlement the Company will not be required to pay these amounts and has therefore recognized a gain on settlement of debt in the amount of $407,552 in the current period.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2005

(Unaudited)

NOTE 4 – CAPITAL STOCK

To September 30, 2005, the Company has not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Option under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the nine months ended September 30, 2005, the company issued 2,930,000 shares for services valued at $370,450 and 400,000 shares for settlement of debt valued at $32,158.

The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000 outstanding from 2003.

The Company has received $149,535 in respect of a private placement of common stock at a price of $0.10 per share. These shares were not issued as at September 30, 2005 and this amount is reported as private placement subscriptions in stockholder equity.

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

Effective January 21, 2005 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate January 21, 2010. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 2,930,000 shares valued at $370,450 relating to services provided for the period ended September 30, 2005 have been awarded

A summary of the Company’s warrants at September 30, 2005 and the changes for the period is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2003	1,348,458	$ 0.50	0.52 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	1,182,514	-

Balance, December 31, 2004	165,944	0.50	0.20 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	165,944	-

Balance, September 30, 2005	-	$ -	-

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2005

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

At September 30, 2005 a total of $6,162 (December 2004 - $22,153) is owing to directors. During the nine months ended September 30, 2005 $15,991 was repaid to these directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the nine months ended September 30, 2005, the following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Nine months ended	Six months ended
	September 30, 2005	June 30, 2004

Consulting	$4,080	$92,200
Marketing	18,212	63,225
	$22,292	$155,425

NOTE 6 – COMMITMENTS

For the nine months ended September 30, 2005, the company has reversed obligations to issue shares and accounts payable, resulting in a recovery of prior year accrued marketing expenses of $11,150.

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

NOTE 8 – LAWSUIT

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

Software development of the Company’s SchoolWeb product, has been completed. Although no new sales have occurred during this period, the Company has reduced operating expenses significantly and has selected sales agents and is actively marketing the Company’s software products internationally.

The Company markets a turn-key, managed network solution for broadband wireless internet systems. The Company also markets SchoolWeb, HealthWeb and CommunityWeb software for schools, health centres and small communities. The Company primarily markets its products in North and South America and East European countries.

Net Sales

For the three month period ending September 30, 2005 the Company had sales of $3,468, which was a decrease of 91% from the corresponding period to September 30, 2004 which had sales of $39,177.

The 91% decrease in sales is attributable to the fact that the Company has undertaken a reorganization of its sales and marketing staff over the past 15 months. The objective of the re-

organization of the sales and marketing functions was to reduce overhead by utilizing independent sales agents to market SchoolWeb and CommunityWeb. Sales agents have been selected and have been actively pursuing sales for CommunityWeb, HealthWeb and SchoolWeb systems in Eastern Europe and South and Central America.

Net Loss

For the three month period ending September 30, 2005, the Company had a net loss of $159,883 before other item. The other item was a gain of $407,552 on cancellation of $407,552 in accounts payable and royalties owing to Advanced Interactive Inc. The net gain after this item was $247,669 or $0.01 per share, compared to the net loss for the corresponding period to September 30, 2004 of $(3,793) or $(0.00) per share.

Gross Profit

Gross Profit was $3,468 for the three month period ending September 30, 2005 compared to $17,997 for the three month period ended September 30, 2004. The 81% decrease in gross profit was primarily due to reduced sales activity in the period. The Company no longer pays or accrues any royalties or license fees to Advanced Interactive Inc. as per the terms of the settlement agreement.

Selling, General and Administrative Expenses

For the period ended September 30, 2005 the Company incurred office and general expenses of $16,531; marketing expenses of $109,944; management and consulting fees of $14,498; and $10,721 in professional fees. Training and documentation fees were $0.

For the corresponding three month period to September 30, 2004, the Company had office and general expenses of $17,037 marketing expenses of $(58,821) management and consulting fees of $36,329 and professional fees of $8,193. Training and documentation fees were $7,328 in the period ending September 30, 2004.

Accounts payable decreased 70% to $158,744 at September 30, 2005. License and royalty fees of $407,552 owing to Advanced Interactive Inc. have been settled and cancelled. This compares to accounts payable of $524,847 at September 30, 2004.

Office and general expenses decreased 3% compared to the corresponding period to September 30, 2004 as the Company has reduced all expenses over the past fifteen months. Marketing expense increased 186% this period, compared to the corresponding period to September 30, 2004. This was due to a one time gain in compensation payable to corporate marketing personnel in the three month period ending September 30 2004, and an increase in marketing activity now that the reorganization of the sales and marketing personnel has been completed.

Management and consulting expense increased 40% for the period ending September 30, 2005, compared to the period ending September 30, 2004. The increase was due to an increase in stock-based compensation to management consultant personnel. Training and documentation expense decreased 100% to $0 as the Company had completed development of all training manuals, compared to the corresponding period ending September 30, 2004.

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

Advanced Interactive Inc.

The Company completed negotiations with its former software developer/licensor, Advanced Interactive Inc., and on July 15 2005 entered into a formal Settlement Agreement to cancel all debts and liabilities between the two companies. The Company received a Consent Dismissal Order, ending all legal action between Alternet Systems Inc. and Advanced Interactive Inc. from the Supreme Court of British Columbia on November 1, 2005. As a result, Alternet has written off all outstanding liabilities and accounts payable to Advanced Interactive Inc.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets of $32,896 and cash on hand of $6,416 as at September 30, 2005. The Company also had a net loss of $159,883 during the period ending September 30, 2005 before other item.

Although the net loss of $159,883 was an increase of 4200 % when compared a loss of $3,793 in the corresponding period ending September 30, 2004, the majority of the prior period’s smaller loss was caused by a one time gain in management compensation. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels and raising additional capital.

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

The Company had an agreement with Advanced Interactive Inc. (the “License Agreement”) under which it licensed certain of its software products from Advanced Interactive Inc. (“AII”).

The Company commenced legal proceedings against AII and its subsidiary by way of filing of a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Canada, Vancouver Registry. The Writ stated that the Defendants had breached the License Agreement and damages were being sought in the amount of Cdn$1,804,709.00.

The Writ alleged that the Defendants breached the License Agreement primarily as follows: they have failed to grant exclusivity to the Company as required, failed to provide technical support and/or provide technical support at a reasonable price, failed to provide usable and workable software as is required under the terms of the License Agreement.

The Defendants, subsequent to the filing of a Report on Form 8-K on April 22, 2004, counterclaimed against the Company. On July 15, 2005, the Company and the Defendants signed a settlement agreement that cancelled all liabilities, debts and obligations between Alternet Systems Inc. and Advanced Interactive Inc. Court proceedings initiated by Alternet Systems Inc. against Advanced Interactive Inc. and counterclaims have been cancelled. On November 1 2005, the Company received official notification of registration of the Consent Dismissal Order from the Supreme Court of British Columbia, canceling all legal proceedings between the parties. The Company has cancelled a total of $407,552 in accounts payable and royalties payable.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ending September 30, 2005, the Registrant issued 860,000 common shares for services valued at $126,450.

There are no management contracts currently in force for the Company.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8K during the period ending September 30, 2005.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: November 13, 2005	By:	/s/ Michael Dearden
Michael Dearden, President and Director