Form 10KSB
period 2005-12-31
ALTERNET SYSTEMS INC
filed 2006-03-30
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☒

Of the 36,729,428 shares of voting stock of the registrant issued and outstanding as of March 27, 2006,
29,820,428 shares are held by non-affiliates.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 30, 2005 was approximately $3,280,247 based upon the closing price per share of the registrant's common shares of $0.11 on that date.

The issuer had revenues of $15,027 for the fiscal year ended December 31, 2005.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2005
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

Under the terms of the Share Exchange Agreement, AII, which had licensed software to SchoolWeb under the terms of a software license agreement (the "License Agreement") dated January 1, 2001 as amended June 29, 2001 and September 10, 2001, acquired a total of 3,000,000 shares of common stock upon closing of the Share Exchange Agreement.

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of BC, Vancouver, BC. The writ stated that the defendants, Advanced Interactive Inc., have breached the License Agreement as follows and damages are being sought in the amount of $1,804,709. The defendants had breached the Agreement as follows: failed to grant exclusivity to the Plaintiff as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement and the defendant in the lawsuit had counterclaimed for damages (see “Legal Proceedings”). The lawsuit with Advanced Interactive Inc. was settled and a Consent Dismissal Order was entered in the Supreme Court of British Columbia on November 1 2005.

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

To this end, the Company has installed a co-located server in Vancouver, British Columbia which acts to service web-based video conferencing clients and currently offers this product to school districts in North America and internationally. No attempt has yet been made to trademark or otherwise protect the InMotion name.

Item 2.           Description of Property

The Company does not own any real property as of March 28, 2006.

The Company rents approximately 1700 sq. ft. of office space at Suite #610 – 815 West Hastings Street, British Columbia, Canada V6C 1B4. The rent is on a month to month basis and is $2,500.

Item 3.           Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On March 13, 2004, the Company filed a Writ of Summons and Statement of Claim (No. S041464) in the Supreme Court of British Columbia in the Vancouver, British Columbia Court Registry. The writ stated that the defendants, Advanced Interactive, Inc. (“AII”) had breached the License Agreement between the Company and AI as follows and damages are sought in the amount of $1,804,709. The Company alleged that AII breached the agreement by failing to grant exclusivity to the Company as required by the License Agreement, failed to provide technical support, failed to provide technical support at a reasonable price, failed to provide usable software and failed to provide working software. The defendant in this action made a counterclaim of Cdn $1,379,150 plus interest and costs. This amount represented license payments that would be owed if the License Agreement were in effect plus interest and costs. The counterclaim also included unspecified additional damages.

This lawsuit was settled during the fourth quarter and a Consent Dismissal Order was entered in the Supreme Court of British Columbia on November 1 2005. The settlement calls for the cancellation of all claims and debts between the two parties. Alternet has entered a gain on settlement of debt on its Consolidated Statement of Operations for the year ending December 31, 2005 of $407,552.

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

Item 4.           Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCBB under the symbol “ASYI”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2004	HIGH	LOW

First Quarter	$0.185	$0.068
Second Quarter	$0.135	$0.06
Third Quarter	$0.16	$0.12
Fourth Quarter	$0.22	$0.08

Holders of Common Stock

On December 31, 2005, there were approximately 128 holders of record of our common stock and there were 29,974,428 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 128 registered shareholders at December 31, 2005.

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

Sales in 2006

On February 20 2006 the Company issued a total of 1,523,000 shares to 1 person resident in the United States and a total of 4,242,000 shares to 4 persons resident in Canada. All of the shares were sold at a price of $0.05 per shares for total proceeds of $288,250.

Sales in 2005

There were no sales of unregistered securities in 2005.

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

Where the offerings described in “Sales in 2003” and “Sales in 2004” and “Sales in 2006” above were made to Canadian residents they were undertaken under Regulation S and they were made under Rule 903 (Category 3, equity securities) and:

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

ISSUANCE OF NON- RESTRICTED STOCK

The Company has issued the following non-restricted stock:

Issuance in 2006

On January 11, 2006, the Company issued a total of 990,000 shares at a price of $0.09 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 1 person resident in Canada under the terms of a management agreement by which they provided product marketing and financial consulting services to the Company.

Issuance in 2005:

On January 5, 2005 the Company issued 70,000 shares to one person for settlement of debt for legal services at a price of $0.20 per share. These shares were issued pursuant to the Company’s S8 Registration Statement filed on March 1 2003.

On May 2 2005 the Company issued a total of 1,000,000 shares at a price of $0.095 per share to one person pursuant to the Company’s S8 Registration Statement filed on January 21, 2005. These shares were issued to 1 person resident in Canada under the terms of management agreements by which they provided various services including product marketing and financial consulting services.

On May 4 2005 the Company issued 400,000 shares at a price of $0.08 per share to two Companies resident in Canada for settlement of debt for accounting and administrative services pursuant to the Company’s S8 Registration filed on January 21 2005.

On June 15, 2005, the Company issued a total of 1,000,000 shares at a price of $0.135 per share pursuant to the Company’s S8 Registration Statement filed on January 21, 2005. These shares were issued to 2 persons resident in Canada under the terms of management agreements by which they provided various services to the Company including product marketing consulting and administrative services.

On July 15, 2005, the Company issued a total of 360,000 shares at an average price of $0.15 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 2 persons resident in Canada under the terms of management agreements by which they provided various services to the Company including product marketing consulting and other services.

On August 16, 2005, the Company issued a total of 200,000 shares at a price of $0.135 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 1 person resident in Germany under the terms of a management agreement by which they provided product marketing consulting services to the Company.

On September 23, 2005, the Company issued a total of 300,000 shares at a price of $0.15 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 1 person resident in Germany under the terms of management agreements by which they provided product marketing consulting services to the Company.

On October 7, 2005, the Company issued a total of 165,000 shares at a price of $0.16 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 2 persons resident in Canada under the terms of debt settlement agreements by which they provided accounting and administrative consulting services to the Company.

On October 10, 2005, the Company issued a total of 200,000 shares at prices of $0.18 and $0.16 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 2 persons resident in Canada under the terms of management agreements by which they provided product marketing consulting services to the Company.

On October 20 2005, the Company issued a total of 60,000 shares at a price of $0.22 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 1 person resident in Canada under the terms of a management agreement by which they provided product marketing consulting services to the Company.

On December 4, the Company issued a total of 440,000 shares at a prices of $0.15 and $0.162 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 1 person resident in Canada and 1 person resident in Germany under the terms of management agreements by which they provided product marketing consulting and administrative services to the Company.

Issuances in 2004:

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

RETAINER STOCK PLAN

The Company adopted a retainer stock plan on January 21, 2005. The Retainer Plan calls for the issuance of up to 5,000,000 shares of common stock to directors, officers, employees and consultants to compensate them for services rendered to the Company in lieu of cash compensation.

To date, a total of 4,550,000shares of common stock have been issued under the terms of the Retainer Plan for various management and product marketing related services (see “Issuance of Non-Restricted Stock” above).

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

Results of Operations :

(For the year ended December 31, 2005 compared to the year ended December 31, 2004).

With the closing of the SchoolWeb Agreement in September of 2001, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

Net Sales

For the year ending December 31, 2005, the Company had sales of $15,027. During the corresponding year ended December 31, 2004, the Company had sales of $57,220. The 74% decrease in sales is attributable to the fact that the Company has been undergoing a re-organization of its sales and marketing staff over the past year. The objective of the re-organization of the sales and marketing functions was to reduce overhead by utilizing independent sales agents to market SchoolWeb and CommunityWeb. The Company’s CommunityWeb Sales Manager and a former director of the Company, Mr. Greg Protti resigned on August 1 2004.

The Company continues to market SchoolWeb and CommunityWeb in North America and internationally.

Net Loss

For the year ending December 31, 2005, the Company had a net loss of $263,564 or ($0.01) per share, which was a reduction of 58% when compared to the net loss for the corresponding year to December 31, 2004 of $628,064 or $(0.03) per share. The decreased loss was due primarily to: a decrease in management and consulting fees, and a gain on settlement of debt incurred to our former software developer, Advanced Interactive Inc.

Gross Profit

Gross Profit was $12,330 in the year ended December 31 2005, compared to $20,591 for the year ended December 31, 2004. This represents a 40% decrease when compared to last year and is primarily due to the decline in sales of SchoolWeb and CommunityWeb.

Selling, General and Administrative Expenses

For the year ended December 31 2005 the Company incurred office and general expenses of $28,987. Marketing expenses of $258,316 were 65% higher than the year ending 2004; management and consulting fees of $268,731 were a 23% reduction from the year ending December 31 2004; and $69,702 was incurred in professional fees. Training and documentation fees were $0 in the year ending December 31 2005.

For the corresponding year to December 31, 2004, the Company had office and general expenses of $46,307; marketing expenses of $90,898, management and consulting fees of $348,217, no fees were payable under the License Agreement and professional fees of $46,307. Training and documentation fees were $38,673 in 2004.

Accounts payable were $177,163 at December 31 2005. This compares to accounts payable of $537,719 at December 31 2004 of which $386,162 were disputed license fees owing.

The increase in marketing expenses is a result of increased activity in the last six months of 2005 in marketing the SchoolWeb and CommunityWeb when compared to 2004 and the reduction in management consulting expense this year, compared to the corresponding year to December 31, 2004, is a result of reduced staffing levels. The Company continued with its program of corporate downsizing during 2005, choosing to contract out its software development, in order to reduce overhead.

Advanced Interactive Inc. Software License Agreement

No license fees were incurred to Advanced Interactive during the year ending December 31, 2005 or 2004. This was due to the Company canceling the license agreement with Advanced Interactive during the year ending December 31 2003. The Company reached a settlement with Advanced Interactive Inc. and on November 5 2005 a Consent Dismissal Order was entered in the Supreme Court of British Columbia. The settlement calls for the cancellation of all debts owed by each Company to the other party, resulting in a Gain on Settlement of Debt for Alternet Systems Inc. of $407,552.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at December 31, 2005, the Company had $5 cash in the bank and prepaid expenses of $3,981. This compares to $30 cash in the bank and prepaid expenses of $3,981 as at December 31, 2004. The Company had a working capital deficiency $180,616 of as at December 31, 2005 compared to $552,915 as at December 31, 2004. The Company is currently pursuing financing to fund ongoing operations and to pay current debts. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

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

The Company did not advance any funds to Solflex for this acquisition and has not entered into a license agreement for Solflex’s technology. In addition, the Company has not received any documentation from Solflex regarding this acquisition. On March 28 2005 the Company had not received its requested due diligence material and issued a letter to Solflex Energy Development Corp. declining to pursue an exclusive license agreement for the Solflex technology.

PLAN OF OPERATION

Over the next 12 months the Company will be concentrating on marketing its SchoolWeb products to US and Canadian school districts, and internationally to Departments of Education in each country. The Company currently markets its products internationally through approved independent sales agents.

Sales and marketing is also accomplished through the Company’s existing sales staff, who contact school districts and state / provincial Departments of Education through direct mail, personal sales, trade shows and industry associations.

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

FUNDS REQUIRED FOR OPERATIONS

The Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Consulting Fees	$12,000

Product Development Expense:	$1,000

Office Rent	$2,500

Telephones	$1,000

Travel	$1,000

Marketing Expenses	$4,000

Professional Fees	$1,500

Accounting fees	$1,000

Total Monthly Expenses:	$24,000

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

Item 8A .        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to

Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation and since the last period reported, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

1.

Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders. The Company anticipates holding its next AGM during May of 2006.

2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Michael Dearden, President and Director

Michael Dearden, age 51. Mr. Dearden has over 26 years experience in sales and marketing, and for the past 17 years has focused specifically on corporate marketing and venture capital financing. Prior to joining Alternet in 2000, Mr. Dearden was, for five years, a director of Rolland Virtual Business Systems Limited (formerly Americ Resources Corp.), where he helped to facilitate the merger of Rolland Virtual Business Systems Limited and Americ Resources Corp. and helped to facilitate a concurrent financing of $1,800,000. Rolland Virtual Business Systems Limited is a Montreal, Canada, based E-commerce software developer with approximately 35 employees.

Griffin Jones, Secretary, Treasurer, CEO and Director

Griffin Jones, age 51. Mr. Jones has been self-employed for approximately 18 years as a management consultant. Mr. Jones brings to the Company experience in financial management, and experience in providing management to companies in a number of industry areas including high technology, industrial products and mining. Mr. Jones has worked in marketing management, finance and corporate relations.

Patrick Fitzsimmons, Director

Pat Fitzsimmons, age 52. Mr. Fitzsimmons brings to the Company sales and management experience, gained from a 25-year career in the high-technology marketplace. Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, and Newbridge Networks, offering a wide range of technology solutions. His most recent position was Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Item 10.         Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Michael Dearden, President	2005 2004 2003 2002	0 46,100 74,186 18,515	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Griffin Jones, Treasurer and CEO	2005 2004 2003 2002	9,249 46,100 77,998 35,164	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

Item 11.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2005 (29,974,428 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Michael Dearden and Mikden Investments Inc. (formerly Streamline Investments, Inc.) (2) 711 South Carson St. Carson City, Nevada 89701	Director, President	2,656,000 common shares of which 273,000 are held personally and 2,383,000 are held by Mikden Investments	8.9%
Griffin Jones and Nahatlatch Capital Corp. (3) 711 South Carson St. Carson City, Nevada 89701	Director, Secretary, Treasurer	2,173,000 common shares of which 260,000 are held personally and 1,913,000 are held in Nahatlatch Capital Corp.	7.2%
Patrick Fitzsimmons 1406-151 E. Keith Rd. N. Vancouver, BC V7L 4M3	Director, VP Sales	1,095,000	3.7%
Directors, Officers and 5% stockholders in total		5,924,000	20%

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

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed one report on Form 8-K on January 13 2006 on the SEC’s EDGAR system available at www.sec.gov.

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

Audit and Audit Related Fees

During the fiscal years ended December 31, 2005 and December 31, 2004, the Company will incur approximately $18,500 and has incurred $16,800 respectively in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements. Included in these amounts are billing for other accounting services consisting solely of review of the Company’s quarterly reports filed on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005.

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2005, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2005, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

ALTERNET SYSTEMS, INC.

Dated: March 28, 2006	By:	/s/ Michael Dearden
Michael Dearden, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2006	By:	/s/ Griffin Jones
Griffin Jones, Director, Secretary,
Treasurer

Dated: March 27, 2006	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Director

ALTERNET SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Alternet Systems Inc.

We have audited the accompanying consolidated balance sheets of Alternet Systems Inc. (a development stage company) as of December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004 and the period from October 13, 2000 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years ended December 31, 2005 and 2004 and the period from October 13, 2000 (inception) to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANT

Vancouver, Canada
March 17, 2006

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$5	$30
Prepaid expenses	3,981	3,981

Total Current Assets	3,986	4,011

Property and Equipment - net of depreciation of $8,862 (2004 - $4,493)	12,598	13,340

TOTAL ASSETS	$16,584	$17,351

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$177,163	$537,719
Deferred license revenue	2,140	10,394
Due to related parties (Note 5)	5,299	22,153

Total Current Liabilities	184,602	570,266

CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares authorized
29,974,428 (2004 – 25,779,428) issued and outstanding	301	259
Additional paid-in capital	3,014,635	2,469,320
Private placement subscriptions	161,808	50,250
Obligation to issue shares	26,000	37,150
Accumulated other comprehensive income (loss)	2,139	(557)
Deficit accumulated during the development stage	(3,372,901)	(3,109,337)

TOTAL STOCKHOLDERS' DEFICIT	(168,018)	(552,915)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,584	$17,351

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			Results of
			operations from
			October 13,
	Year ended	Year ended	2000 (inception)
	December	December	to December
	31, 2005	31, 2004	31, 2005
REVENUE
License fees and hardware sales	$15,027	$57,220	$222,369

COST OF SALES
Purchases	-	16,393	16,393
Royalties	2,697	15,443	29,233
Installation costs and other	-	4,793	58,127
	2,697	36,629	103,753

GROSS PROFIT	12,330	20,591	118,616

OPERATING EXPENSES
Advertising and promotion	1,505	8,030	112,258
Bad debt	-	-	15,344
Commissions	-	-	13,439
Depreciation and amortization	4,369	3,142	40,221
License fees	-	-	696,000
Management and consulting	268,731	348,217	1,203,677
Marketing	258,316	90,898	1,023,218
Office and general	28,987	53,295	198,311
Professional fees	69,702	46,307	238,134
Rent	32,874	30,714	113,428
Telephone and utilities	8,617	9,516	34,025
Training and documentation	-	38,673	153,154
Travel	1,345	19,863	48,860
	674,446	648,655	3,890,069

LOSS FROM OPERATIONS	(662,116)	(628,064)	(3,771,453)

GAIN ON SETTLEMENT OF DEBT (Note 3)	398,552	-	398,552

NET LOSS	$(263,564)	$(628,064)	$(3,372,901)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	27,757,894	22,791,071

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2005

						Deficit	Other
	Common Stock					accumulated	compre-
				Additional	Private	during the	hensive
	Number of		Obligation to	paid-in	placement	development	income
	shares	Amount	issue shares	capital	subscriptions	stage	(loss)	Total

Issuance of common stock for cash at $.001 per share –
October 16, 2000	3,000	$3	$-	$-	$-	$-	$-	$3

Balance, December 31, 2000	3,000	3	-	-	-	-	-	3
Issuance of common stock for cash at $.007 per share –
May 24, 2001	5,500,000	5,500	-	33,000	-	-		38,500
Issuance of common stock for cash at $.01 per share –
June 4, 2001	4,010,000	4,010	-	36,090	-	-		40,100
Issuance of common stock for cash at $.15 per share –
June 8, 2001	330,000	330	-	49,170	-	-		49,500
Issuance of common stock for license agreement at
$.01 per share – June 29, 2001 (Note 3)	2,500,000	2,500	-	22,500	-	-		25,000

Schoolweb Holdings Inc. balance before reverse acquisition	12,343,000	12,343	-	140,760	-	-		153,103
Schoolweb Systems Inc. balance before reverse acquisition	1,350,000	14	-	19	-	(7,937)	-	(7,904)
Issued to effect reverse acquisition	12,343,000	123	-	(123)	-	-	-	-
Reverse acquisition recapitalization adjustment	(12,343,000)	(12,343)	-	4,406	-	7,937	-	-

Schoolweb Systems Inc. balance after reverse acquisition	13,693,000	137	-	145,062	-	-	-	145,199
Issuance of common stock for license agreement at $.01
per share – September 10, 2001 (Note 3)	500,000	5	-	4,995	-	-	-	5,000
Issuance of common stock for cash at $.10 per share –
September 11, 2001	100,000	1	-	9,999	-	-	-	10,000
Issuance of common stock for cash at $.10 per share –
November 5, 2001	50,000	1	-	4,999	-	-	-	5,000
Issuance of common stock for cash at $.15 per share –
November 8, 2001	15,000	-	-	2,250	-	-	-	2,250
Issuance of common stock for cash at $.20 per share –
November 24, 2001	375,000	3	-	74,997	-	-	-	75,000

Foreign exchange translation adjustment	-	-	-	-	-	-	(1,950)	(1,950)

Net loss	-	-	-	-	-	(263,249)	-	(263,249)

Balance, December 31, 2001	14,733,000	147	-	242,302	-	(263,249)	(1,950)	(22,750)

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2005

						Deficit	Other
	Common Stock					accumulated	compre-
				Additional	Private	during the	hensive
	Number of		Obligation to	paid-in	placement	development	income
	shares	Amount	issue shares	capital	subscriptions	stage	(loss)	Total

Balance, December 31, 2001 (carryforward)	14,733,000	147	-	242,302	-	(263,249)	(1,950)	(22,750)

Issuance of common stock for cash at $.20 per share – March 1, 2002	510,000	5	-	101,995	-	-	-	102,000
Issuance of common stock for cash at $.35 per share – March 15, 2002	100,000	1	-	34,999	-	-	-	35,000
Issuance of common stock for cash at $.35 per share – April 30, 2002	140,000	1	-	48,999	-	-	-	49,000
Issuance of common stock for cash at $.35 per share –June 27, 2002	97,371	1	-	34,079	-	-	-	34,080
Issuance of common stock for cash at $.35 per share – July 8, 2002	49,143	1	-	17,199	-	-	-	17,200
Issuance of common stock for debt at $.35 per share –
September 11, 2002	228,571	2	-	79,998	-	-	-	80,000
Issuance of common stock for cash at $.35 per share –October 9, 2002	193,000	2	-	67,548	-	-	-	67,550
Issuance of common stock for cash at $.35 per share –
December 16, 2002	93,000	1	-	32,549	(5,250)	-	-	27,300
Private placement subscriptions received	-	-	-	-	8,900	-		8,900
Foreign exchange translation adjustment	-	-	-	-	-	-	2,683	2,683
Net loss	-	-	-	-	-	(511,157)	-	(511,157)

Balance, December 31, 2002	16,144,085	161	-	659,668	3,650	(774,406)	733	(110,194)

Issuance of common stock for cash at $.35 per share – March 20, 2003	165,944	2	-	58,078	(3,650)	-	-	54,430
Issuance of common stock for services at $.24 per share – May 29, 2003	100,000	1	-	23,999	-	-	-	24,000
Issuance of common stock for services at $.34 per share – June 10, 2003	300,000	3	-	101,156	-	-	-	101,159
Issuance of common stock for services at $.35 per share – June 10, 2003	180,000	2	-	62,998	-	-	-	63,000
Issuance of common stock for services at $.20 per share – June 10, 2003	60,000	1	-	12,399	-	-	-	12,400
Issuance of common stock for services at $.35 per share –
October 27, 2003	100,000	1	-	34,999	-	-	-	35,000
Issuance of common stock for services at $.26 per share –
October 27, 2003	350,000	4	-	90,996	-	-	-	91,000
Private placement subscriptions received	-	-	-	-	365,921	-	-	365,921
Obligation to issue shares for services rendered	-	-	553,720	-	-	-	-	553,720
Foreign exchange translation adjustment	-	-	-	-	-	-	(7,202)	(7,202)
Net loss	-	-	-	-	-	(1,706,867)	-	(1,706,867)
Balance, December 31, 2003	17,400,029	175	553,720	1,044,293	365,921	(2,481,273)	(6,469)	(523,633)

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2005

						Deficit	Other
	Common stock					accumulated	compre-
					Private	during the	hensive
	Number of		Obligation to	Additional	placement	development	income
	shares	Amount	issue shares	paid-in capital	subscriptions	stage	(loss)	Total

Balance, December 31, 2003 (carryforward)	17,400,029	175	553,720	1,044,293	365,921	(2,481,273)	(6,469)	(523,633)

Private placement subscriptions received	-	-	-	-	360,054	-		360,054
Issuance of common stock for services – January 6, 2004	1,785,000	18	(466,320)	466,302	-	-	-	-
Issuance of common stock for cash at $.15 per share – May 17, 2004	4,041,499	40	-	606,185	(606,225)	-	-	-
Issuance of common stock for services at $.11 per share – June 10, 2004	1,500,000	15	-	164,985	-	-	-	165,000
Issuance of common stock for services – August 30, 2004	407,000	4	(61,400)	91,876	-	-	-	30,480
Issuance of common stock for services at $.10 per share –
August 30, 2004	24,000	1	-	2,400	-	-	-	2,401
Issuance of common stock for cash at $.15 per share – October 25, 2004	621,900	6	-	93,279	(69,500)	-	-	23,785
Obligation to issue shares for services rendered	-	-	11,150	-	-	-	-	11,150
Foreign exchange translation adjustment	-	-	-	-	-	-	5,912	5,912
Net loss	-	-	-	-	-	(628,064)	-	(628,064)

Balance, December 31, 2004	25,779,428	259	37,150	2,469,320	50,250	(3,109,337)	(557)	(552,915)

Issuance of common stock for services at $.20 per share – January 5,
2005	70,000	1	-	13,999	-	-	-	14,000
Issuance of common stock for services at $0.095per share – May 2,
2005	1,000,000	10	-	94,990	-	-	-	95,000
Issuance of common stock for debt settlement at $0.08 per share –
May 4, 2005	200,000	2	-	15,998	-	-	-	16,000
Issuance of common stock for debt settlement at $0.081 per share –
May 4, 2005	200,000	2	-	16,156	-	-	-	16,158
Issuance of common stock for services at $0.135 per share –
June 15, 2005	500,000	5	-	67,495	-	-	-	67,500
Issuance of common stock for services at $0.135 per share –
June 15, 2005	500,000	5	-	67,495	-	-	-	67,500
Issuance of common stock for services at $0.154 per share –
July 15, 2005	250,000	2	-	38,498	-	-	-	38,500
Issuance of common stock for services at $0.145 per share –
July 15, 2005	110,000	1	-	15,949	-	-	-	15,950
Issuance of common stock for services at $0.135 per share –
August 16, 2005	200,000	2	-	26,998	-	-	-	27,000
Issuance of common stock for services at $0.15 per share –
September 23, 2005	300,000	3	-	44,997	-	-	-	45,000

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2005

						Deficit	Other
	Common stock					accumulated	compre-
					Private	during the	hensive
	Number of		Obligation to	Additional	placement	development	income
	shares	Amount	issue shares	paid-in capital	subscriptions	stage	(loss)	Total

Issuance of common stock for debt settlement at $0.15 per share –
October 7, 2005	65,000	1	-	9,749	-	-	-	9,750
Issuance of common stock for debt settlement at $0.16 per share –
October 7, 2005	100,000	1	-	15,999	-	-	-	16,000
Issuance of common stock for services at $0.16 per share –
October 10, 2005	50,000	1	-	7,999	-	-	-	8,000
Issuance of common stock for services at $0.18 per share –
October 10, 2005	150,000	1	-	26,998	-	-	-	26,999
Issuance of common stock for services at $0.22 per share –
October 20, 2005	60,000	1	-	13,199	-	-	-	13,200
Issuance of common stock for services at $0.162 per share –
December 4, 2005	240,000	2	-	38,798	-	-	-	38,800
Issuance of common stock for services at $0.15 per share –
December 4, 2005	200,000	2	-	29,998	-	-	-	30,000
Reversal of obligation to issue shares for services	-	-	(11,150)	-	-	-	-	(11,150)
Private placement subscriptions received	-	-	-	-	111,558	-	-	111,558
Foreign exchange translation adjustment	-	-	-	-	-	-	2,696	2,696
Net loss	-	-	-	-	-	(263,564)	-	(263,564)

Balance, December 31, 2005	29,974,428	$301	$26,000	$3,014,635	$161,808	$(3,372,901)	$2,139	$(168,018)

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			Results of
			operations from
			October 13,
	Year ended	Year ended	2000 (inception)
	December	December	to December
	31, 2005	31, 2004	31, 2005
OPERATING ACTIVITIES
Net loss	$(263,564)	$(628,064)	$(3,372,901)
Add: Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	4,369	3,142	40,221
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	(398,552)	-	(398,552)
Issuance of shares for services rendered	487,450	259,280	1,073,289
Obligation to issue shares for services rendered	(11,150)	(50,250)	492,320
Changes in operating assets and liabilities:
Prepaid expenses	-	4,652	(3,981)
Deferred license revenue	(8,254)	(9,480)	2,140
Accounts payable and accrued liabilities	95,904	(58,886)	709,483
Net cash used in operating activities	(93,797)	(479,606)	(1,458,196)

INVESTING ACTIVITIES
Acquisition of property and equipment	(3,628)	(11,361)	(22,605)
Cash acquired on reverse acquisition of
SchoolWeb	-	-	74
Net cash used in investing activities	(3,628)	(11,361)	(22,531)

FINANCING ACTIVITIES
Advances (to) from related parties	(16,854)	(11,916)	1,461
Net proceeds on sale of common stock and
subscriptions	111,558	383,840	1,477,129
Net cash provided by financing activities	94,704	371,924	1,478,590

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,696	5,912	2,139

NET CHANGE IN CASH DURING THE YEAR	(25)	(113,131)	2

CASH, BEGINNING OF YEAR	30	113,161	3

CASH, END OF YEAR	$5	$30	$5

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Common stock issued in settlement of debt	$57,908	$-	$-

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) designs, markets and sells proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb”. The Company’s products provide high speed Internet access to schools and rural communities, in North America and internationally (refer to Note 3).

The Company was incorporated in the State of Nevada as North Pacific Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 19, 2001, the Company changed its name to Schoolweb Systems Inc. and on May 14, 2002 the Company changed its name to Alternet Systems Inc. (“Alternet” or the “Company”). On November 6, 2000, the Company filed a Form 10SB registration statement with the United States Securities and Exchange Commission (“SEC”) and as a result is subject to the regulations governing reporting issuers in the United States. On March 14, 2003, the Company was listed for quotation on the Over-the-Counter Bulletin Board.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2005 the Company had a working capital deficiency of $180,616 (2004 - $566,255). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

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

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

License Rights
The Company amortizes the cost of acquiring license rights on a straight-line basis over the term of the license. The Company evaluates the carrying amount of its unamortized license rights against the undiscounted future anticipated cash flows associated with them. If the evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value, an impairment provision is recorded to adjust the carrying value of the license rights to their fair value. During 2003 management determined that there was no reliable basis for estimating new cash flows from the license and the Company wrote off the carrying balance of the AII license (Note 3).

Property and Equipment
Property and Equipment is recorded at cost and depreciated at the following rates over the estimated useful lives of the assets:

      Computer equipment and software - 30% declining balance basis
      Equipment - 20% declining balance basis.

Impairment of Long-lived Assets
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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ deficit, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107 “Disclosures About Fair Value of Financial Instruments”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Income Taxes
The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2003. To date, the Company has not granted any options; therefore, no pro-forma disclosures are required.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model. In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has also adopted the provisions of the FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25”, which provides guidance as to certain applications of APB No. 25. FIN No. 44 was effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

The Company accounts for direct awards of share for services at the fair value of the shares awarded. The Company records the obligation to issue the shares at such time as performance of the service is complete.

Loss per Share
The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Risk Management
As the Company had only one customer in 2005 and 2004, the Company is exposed to significant credit concentration. The Company is not exposed to significant interest rate risk.

The Company’s functional currency is the United States dollar. The Company operates in foreign jurisdictions, giving rise to exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company’s results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB”), “Share-based Payment”, to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during its implementation of SFAS No. 123R.

In July 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company’s future reported financial position or earnings.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - LICENSE RIGHTS

By agreement dated January 1, 2001, SW Holdings entered into an agreement with Advanced Interactive Inc. (“AII”) and Advanced Interactive (Canada) Inc. (“AIC”) whereby SW Holdings acquired exclusive and non-exclusive rights and licenses to commercialize, distribute and market AII and AIC technology, products and services in the United States and Canada for a period of five years renewable for a further five years at SW Holdings’ option. SW Holdings issued 2,500,000 common shares to AIC on June 29, 2001 valued at $25,000, to acquire the license. SW Holdings agreed to pay royalties equal to 40% of net revenue received plus a fixed amount of $10,000 per month in the first year, $20,000 per month in year two, and increasing by $8,000 per month in each of the subsequent years to a maximum of $84,000 per month in year ten. After year three, the fixed monthly payment is reduced by the amount of royalties otherwise payable.

Effective September 10, 2001 SW Holdings, AII and AIC amended the original agreement such that AII and AIC received an additional 500,000 shares valued at $5,000 which Alternet issued on September 10, 2001. Also effective September 10, 2001 the President and director of AII and AIC became a director of the Company until May 16, 2003 when this director resigned. On June 26, 2002, SW Holdings changed its name to AI Systems Group, Inc. (“AI Systems”).

On October 14, 2003, AI Systems terminated its software license agreement (the "License Agreement") with AII. The License Agreement was terminated for a number of reasons including the failure by AII to grant to AI Systems North American exclusivity for technologies and software licensed under the License Agreement.

AI Systems advised AII that it did not intend to pay the $386,162 in unpaid monthly license fees and other costs accrued under the License Agreement. AI Systems also advised AII that it intended to cancel the 3,000,000 common shares issued to AII under the terms of the License Agreement.

As a result, AII subsequently advised AI Systems, in writing, that it considered the agreement to be a non-exclusive license that is still in effect and that unpaid monthly license fees and related costs were still due to AII. The software licensed under the License Agreement is no longer used in any products sold by the Company.

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

On March 13 2004, the Company filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Vancouver, British Columbia against AII. The writ alleged that the defendants breached the License Agreement and damages were being sought in the amount of $1,804,709. The Company alleged that the defendants breached the Agreement as follows: failed to grant exclusivity to the Company as required by the License Agreement; failed to provide technical support and/or provide technical support at a reasonable price; and failed to provide usable and working software as is required by the License Agreement. The Company received a counterclaim in the lawsuit in the amount of CDN$1,379,150, representing the amount of license fees that would be payable if the License Agreement was still in effect plus interest of 2% and costs and unspecified damages

On July 15, 2005, the Company executed a settlement agreement with AII and all other parties to the License Agreement, whereby the parties have agreed to settle all outstanding issues related to the court proceedings brought by the Company against AII and any counter claims by AII. The terms of settlement include the mutual full and final release of all outstanding debts, liabilities and obligations outstanding, a three year option whereby the Company or its nominees may acquire a total of 3,228,571 shares of the Company’s stock held by AII for $10,000, and the retention by the Company of the software, code, trademarks and intellectual property relating to SchoolWeb and CommunityWeb.

As at the date of the settlement agreement the Company had accrued license fees of $386,162 and royalties of $21,390 in respect of the License Agreement. As a result of this settlement the Company will not be required to pay these amounts and has therefore recognized a gain on settlement of debt in the amount of $407,552 in the current year. The amount has been reduced by $9,000 due to a loss recorded by settling $7,000 of debt for shares valued at $16,000, resulting in a net gain of $398,552.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 4 – CAPITAL STOCK

To December 31, 2005, the Company had not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Options under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the directors.

During the year ended December 31, 2005 the Company issued 3,630,000 common shares for services valued at $487,450. In addition, 565,000 common shares were issued to settle debt valued at $57,908.

The Company is obligated to issue 100,000 common shares in settlement of debt of $26,000 outstanding from 2003.

The Company has received $161,808 in respect of a private placement of common stock at a price of $0.10 per share. These shares were not issued as of December 31, 2005 and this amount is reported as private placement subscriptions as a separate component stockholders’ deficit (Note 9).

On January 13, 2006, the Company filed an application under Regulation D to re-price the above noted private placement subscriptions to $0.05 per share.

Effective March 1, 2003 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2003 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 4,876,000 shares valued at $1,066,160 relating to services provided in 2003, 2004 and 2005 have been awarded leaving a balance of 124,000 shares which maybe awarded under this plan.

Effective January 21, 2005 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2005 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 shares may be awarded under this Plan. The Plan will terminate January 21, 2010. The Company filed a Registration Statement on Form S-8 to cover the Plan. To date 3,560,000 shares valued at $473,450 relating to services provided for the year ended December 31, 2005 have been awarded leaving a balance of 1,440,000 shares which maybe awarded under this plan.

A summary of the Company’s warrants at December 31, 2005 and the changes for the year is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life
Balance, December 31, 2003	1,348,458	$0.50	0.52 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(1,182,514)	-
Balance, December 31, 2004	165,944	0.50	0.20 years
Granted	-	-
Exercised	-	-
Cancelled	-	-
Expired	(165,944)	-
Balance, December 31, 2005	-	$-	-

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2005, a total of $5,299 (2004 - $22,153) was owed to directors. During the current year, $16,854 was repaid to these directors. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

The following amounts were paid or accrued to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	2005	2004
Consulting	$9,250	$92,200
Marketing	21,085	69,440
	$30,335	$161,640

NOTE 6 – INCOME TAXES

At December 31, 2005, the Company and its subsidiaries had net operating loss carry forwards that may be available to reduce future years taxable income and will expire commencing in 2006. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realization of future tax assets the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 7– LAWSUIT

On March 14, 2005, Native Investment and Trade Association filed a Writ of Summons and Statement of Claim requesting an order that the Company pay the plaintiff $53,500 for services provided and for specific performance of the obligation to transfer 100,000 free trading common shares to the plaintiff. The Company has disputed any liability and the likelihood of any loss resulting from the above lawsuit is not determinable at this time.

NOTE 8 – SUBSEQUENT EVENTS

a.

The Company intends, under the registration exemptions available in Regulation D, to commence sales of up to 12,000,000 shares of its common stock at a price of $0.05 per share of common stock for proceeds of up to $600,000. In January 2006, the Company completed a private placement of 5,765,000 common shares at a price of $0.05 per share for gross proceeds of $288,250. At December 31, 2005, $161,808 had been received towards this private placement and was reflected as a separate component of stockholders’ deficit.

b.	In January 2006, the Company issued 990,000 common shares to a consultant for providing services valued at $49,500 for the period from January 1, 2006 to March 31, 2006.