Form 10QSB/A
period 2005-03-31
ALTERNET SYSTEMS INC
filed 2006-05-01
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ x ] No [           ]

As of March 31, 2005, the Registrant had 25,849,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [           ] No [ x ]

ADVISEMENT

This Amendment No.1 (this “Amendment) to Form 10-Q of Alternet Systems Inc. (the Company) for the period ending March 31 2005 is soley for the purpose of filing a corrected Part 1 Item 3 Controls and Procedures.

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

ITEM 3:      CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. -OTHER INFORMATION

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

ALTERNET SYSTEMS, INC.

Dated: April 25, 2006	By:	/s/ Michael Dearden
Michael Dearden, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 25, 2006	By:	/s/ Griffin Jones
Griffin Jones, Director, Secretary,
Treasurer