Form 10QSB/A
period 2005-09-30
ALTERNET SYSTEMS INC
filed 2006-05-01
CIK 1126003

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [           ] No [ x ]

ADVISEMENT

This Amendment No.1 (this “Amendment) to Form 10-Q of Alternet Systems Inc. (the Company) for the period ending September 30 2005 is soley for the purpose of filing a corrected Part 1 Item 3 Controls and Procedures.

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended Setember 30, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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