Form 10QSB
period 2006-03-31
ALTERNET SYSTEMS INC
filed 2006-05-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

As of May 11, 2006, the Registrant had 36,729,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [           ] No [ x ]

TABLE OF CONTENTS

		PAGE

PART I -	FINANCIAL INFORMATION	3

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS	3

	BALANCE SHEETS AS OF MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005	F-1

	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FROM OCTOBER 13, 2001 (INCEPTION) THROUGH MARCH 31, 2006 (UNAUDITED)	F-2

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FROM OCTOBER 13, 2001 (INCEPTION) THROUGH MARCH 31, 2006 (UNAUDITED)	F-3

	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	CONTROLS AND PROCEDURES	5

PART II -	OTHER INFORMATION	6

ITEM 1.	LEGAL PROCEEDINGS	6

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

ITEM 5.	OTHER INFORMATION	7

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	7

SIGNATURE		7

PART I. - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

F-i

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March	December
	31, 2006	31, 2005
ASSETS	(Unaudited)
Current Assets
Cash	$126	$5
Prepaid expenses	-	3,981

Total Current Assets	126	3,986

PROPERTY AND EQUIPMENT - net of depreciation of $9,771 and $8,862	11,689	12,598

TOTAL ASSETS	$11,815	$16,584

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$169,539	$177,163
Deferred license revenue	-	2,140
Due to related parties (Note 5)	3,838	5,299

TOTAL LIABILITIES	173,377	184,602

CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 4)
Common stock, $0.00001 par value, 100,000,000 shares	368	301
authorized 36,729,428 (2005 – 29,947,428) issued and outstanding
Additional paid-in capital	3,391,918	3,014,635
Private placement subscriptions	9,673	161,808
Obligation to issue shares	26,000	26,000
Accumulated other comprehensive income	1,769	2,139
Deficit accumulated during the development stage	(3,591,290)	(3,372,901)

TOTAL STOCKHOLDERS' DEFICIT	(161,562)	(168,018)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,815	$16,584

See accompanying notes to the interim consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			Results of
			operations from
			October 13,
	Three months	Three months	2000 (inception)
	ended March	ended March	to March
	31, 2006	31, 2005	31, 2006
REVENUE
License fees and hardware sales	$3,604	$3,911	$225,973

COST OF SALES
Purchases	-	-	16,393
Royalties	-	1,357	29,233
Installation costs and other	-	-	58,127
	-	1,357	103,753

GROSS PROFIT	3,604	2,554	122,220

OPERATING EXPENSES
Advertising and promotion	-	-	110,753
Bad debt	-	-	15,344
Commissions	-	-	13,439
Depreciation and amortization	909	956	41,130
License fees	-	-	696,000
Management and consulting	138,320	6,414	1,341,997
Marketing	45,864	6,092	1,069,082
Office and general	7,699	5,435	206,010
Professional fees	18,525	24,993	256,659
Rent	8,712	8,087	122,140
Telephone and utilities	1,859	1,262	35,884
Training and documentation	-	-	153,154
Travel	105	471	50,470
	221,993	53,710	4,112,062

LOSS FROM OPERATIONS	(218,389)	(51,156)	(3,989,842)

Gain on settlement of debt	-	-	398,552

NET LOSS	$(218,389)	$(51,156)	$(3,591,290)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	33,416,650	25,845,539

See accompanying notes to the interim consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			Results of
			operations from
			October 13,
	Three months	Three months	2000 (inception)
	ended March	ended March	to March
	31, 2006	31, 2005	31, 2006
OPERATING ACTIVITIES
Net loss	$(218,389)	$(51,156)	$(3,591,290)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation	909	956	41,130
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	-	-	(398,552)
Issuance of shares for services rendered	89,100	-	1,162,389
Obligation to issue shares for services rendered	-	14,000	492,320
Changes in operating assets and liabilities:
Prepaid expenses	3,981	-	-
Deferred license revenue	(2,140)	(2,133)	-
Accounts payable and accrued liabilities	(7,624)	5,669	701,859
Net cash used in operating activities	(134,163)	(32,664)	(1,592,359)

INVESTING ACTIVITIES
Acquisition of fixed assets	-	-	(22,605)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash used in investing activities	-	-	(22,531)

FINANCING ACTIVITIES
Advances (to) from related parties	(1,461)	(5,190)	-
Net proceeds on sale of common stock and subscriptions	136,115	41,858	1,613,244
Net cash provided by financing activities	134,654	36,668	1,613,244

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(370)	(282)	1,769

NET INCREASE IN CASH	121	3,722	123

CASH, BEGINNING OF PERIOD	5	30	3

CASH, END OF PERIOD	$126	$3,752	$126

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

During the three months ended March 31, 2006, the Company issued 990,000 shares for services valued at $89,100.

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the interim consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2006 the Company had a working capital deficiency of $173,251 (2005 - $560,879). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

NOTE 2 – CAPITAL STOCK

To March 31, 2006, the Company has not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Option under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the three months ended March 31, 2006, the Company filed an application under the registration exemptions available in Regulation D or Regulation S, to commence sales of up to 12,000,000 shares of its common stock at a price of $0.05 per share of common stock. On February 20, 2006, the Company completed a private placement of 5,765,000 common shares at a price of $0.05 per share for total proceeds of $288,250 under this exemption of which $161,808 was received during 2005.

During the three months ended March 31, 2006, the Company issued 990,000 common shares for services valued at $89,100.

The Company is obligated to issue 100,000 common shares in full settlement of debt of $26,000 outstanding from 2003.

The Company has received $9,673 towards a private placement of common stock at a price of $0.05 per share. These shares were not issued as at March 31, 2006 and this amount is reported as private placement subscriptions in stockholder deficit.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

(Unaudited)

NOTE 2 – CAPITAL STOCK (continued)

Effective March 1, 2003, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2003 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The 2003 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2003 Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the 2003 Plan. To date, 4,876,000 common shares valued at $1,066,160 relating to services provided in 2003, 2004 and 2005 have been awarded leaving a balance of 124,000 shares which maybe awarded under this plan.

Effective January 21, 2005, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2005 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The 2005 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2005 Plan will terminate January 21, 2010. The Company filed a Registration Statement on Form S-8 to cover the 2005 Plan. To date, 4,550,000 common shares valued at $562,550 relating to services provided have been awarded leaving a balance of 450,000 shares which maybe awarded under this plan.

There were no warrants outstanding at December 31, 2005 or March 31, 2006.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2006, a total of $3,839 (December 31, 2005 - $5,299) was owed to directors. During the current period, $1,460 was repaid to these directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Three months ended March 31,
	2006	2005

Consulting	$36,032	$-
Marketing	8,445	4,824
	$44,477	$4,824

NOTE 4 – LAWSUIT

On March 14 2005, Native Investment and Trade Association (“Plaintiff”) filed a Writ of Summons and Statement of Claim requesting an order that the Company pay the plaintiff $53,500 and for specific performance of the obligation to transfer 100,000 free trading common shares to the Plaintiff. The Company has disputed any liability and the likelihood of any loss resulting from the above lawsuit is not determinable at this time.

NOTE 5 – SUBSEQUENT EVENT

Effective April 23, 2006, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2006 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The 2006 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 6,000,000 common shares may be awarded under this plan. The 2006 Plan will terminate April 23, 2011. The Company filed a Registration Statement on Form S-8 to cover this plan.

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales

For the three months ended March 31 2006, the Company had sales of $3,604 which represents an 8% decrease from the corresponding period in 2005 which had sales of $3,911. Although no new sales were made this quarter, the Company is actively pursuing sales for CommunityWeb, SchoolWeb and HealthWeb systems in Europe, Latin America and Africa.

Gross Profit

Gross profit was $3,604 in the three months ended March 31, 2006 compared to $2,554 for the three months ended March 31, 2005.

Selling, General and Administrative Expenses

For the three months ended March 31 2006, the Company had office and general expenses of $7,699, marketing expenses of $45,864, management and consulting fees of $138,320, and professional fees of $18,525.

For the corresponding period in 2005 the Company incurred office and general expenses of $5,435; marketing expenses of $6,092; management and consulting fees of $6,414; and $24,993 in professional fees. The Company paid $8,712 in rent in the three months ended March 31 2006, an 8% increase over the same period in 2005, which was $8,087.

Accounts payable were $169,539 at March 31, 2006. This was a 70% reduction when compared to accounts payable of $543,388 at March 31 2005. This was due to the write-off of accounts payable due to settlement of the legal dispute between the Company and Advanced Interactive Inc., which was completed on November 1 2005

Office and general expenses increased 30% compared to the corresponding period in 2005. Marketing expense increased 87% this period, compared to the corresponding period in 2005, and is a result of increased activity in marketing the SchoolWeb, HealthWeb and CommunityWeb products internationally

Management and consulting expense increased 95% to $138,320 for the three months ended March 31 2006, compared to $6,414 in the corresponding period in 2005. The increase was due to an increase in management activity in marketing the Company’s products

Net Loss

For the three months ended March 31, 2006, the Company had a net loss of $218,389 or $(0.01) per share. The net loss for the corresponding period to March 31 2005 was $51,156 or $(0.01) per share. The increased loss was due primarily to: an increase in marketing expenses, management expenses and software development consulting.

Advanced Interactive Inc.

The Company completed negotiations with its former software developer/licensor, Advanced Interactive Inc., and on July 15 2005 entered into a formal Settlement Agreement to cancel all debts and liabilities between the two companies. The Company received a Consent Dismissal Order, ending all legal action between Alternet Systems Inc. and Advanced Interactive Inc. from the Supreme Court of British Columbia on November 1, 2005. As a result, as of December 31, 2005, Alternet has written off all outstanding liabilities and accounts payable to Advanced Interactive Inc.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets of $126 and cash on hand of $126 as at March 31 2006. The Company also had a net loss of $218,389 during the three months ended March 31 2006.

The net loss of $218,389 was an increase of 77% when compared to a loss of $51,156 in the corresponding three months ended March 31 2005. The increased net loss was primarily due to increased activity in marketing the Company’s products internationally. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels, raising additional capital and achieving sales.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

Audit Fees

During the three months ended March 31, 2006 the Company incurred approximately$13,900 in fees to its principal independent accountant.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. We do not expect the adoption of this statement will have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On July 15, 2005, the Company and the Defendants signed a settlement agreement that cancelled all liabilities, debts and obligations between Alternet Systems Inc. and Advanced Interactive Inc. Court proceedings initiated by Alternet Systems Inc. against Advanced Interactive Inc. and counterclaims have been cancelled. On November 1 2005, the Company received official notification of registration of the Consent Dismissal Order from the Supreme Court of British Columbia, canceling all legal proceedings between the parties. The Company has written off a total of $407,552 in accounts payable and royalties payable as of December 31, 2005.

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

ITEM 2.                CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued 990,000 common shares for services valued at $89,100. The Company also completed a private placement of 5,765,000 shares at a price of $0.05 per share for total proceeds of $288,250 under registration exemptions available in Regulation D or Regulation S.

There are no management contracts currently in force for the Company.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed no reports on Form 8K during the three months ended March 31 2006.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURE

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: May 11 2006	By:	/s/ Michael Dearden
Michael Dearden, President and Director