Form 10QSB
period 2006-06-30
ALTERNET SYSTEMS INC
filed 2006-08-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of June 30, 2006, the Registrant had 41,499,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December
	2006	31, 2005
ASSETS	(Unaudited)
Current Assets
Cash	$26,996	$5
Prepaid expenses	-	3,981

Total Current Assets	26,996	3,986

PROPERTY AND EQUIPMENT - net of depreciation of $10,681 and $8,862	10,779	12,598

TOTAL ASSETS	$37,775	$16,584

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$160,092	$177,163
Deferred license revenue	-	2,140
Due to related parties (Note 3)	3,838	5,299

TOTAL LIABILITIES	163,930	184,602

CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 2)
Common stock, $0.00001 par value, 100,000,000 shares authorized
41,499,428 (2005 – 29,947,428) issued and outstanding	416	301
Additional paid-in capital	3,640,370	3,014,635
Private placement subscriptions	61,369	161,808
Obligation to issue shares	26,000	26,000
Accumulated other comprehensive income	5,515	2,139
Deficit accumulated during the development stage	(3,859,825)	(3,372,901)

TOTAL STOCKHOLDERS' DEFICIT	(126,155)	(168,018)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,775	$16,584

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Results of
					Operations from
					October 13,
	Three months	Three months	Six months	Six months	2000(inception)
	ended June	ended June	ended June	ended June	to June
	30, 2006	30, 2005	30, 2006	31, 2005	30, 2006
REVENUE
License fees and hardware sales	$-	$3,796	$3,604	$7,707	$225,973

COST OF SALES
Purchases	-	-	-	-	16,393
Royalties	-	1,340	-	2,697	29,233
Installation costs and other	-	-	-	-	58,127
	-	1,340	-	2,697	103,753

GROSS PROFIT	-	2,456	3,604	5,010	122,220

OPERATING EXPENSES
Advertising and promotion	-	-	-	-	110,753
Bad debt	-	-	-	-	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	910	956	1,819	1912	42,040
License fees	-	-	-	-	696,000
Management and consulting	108,812	236,172	247,132	242,586	1,450,809
Marketing	107,434	(3,444)	153,298	2,648	1,176,516
Office and general	18,194	1,626	25,893	7,061	224,204
Professional fees	11,077	18,019	29,602	43,012	267,736
Rent	8,853	8,049	17,565	16,136	130,993
Telephone and utilities	1,628	2,034	3,487	3,296	37,512
Training and documentation	-	-	-	-	153,154
Travel	11,627	1,912	11,732	2,383	62,097
	268,535	265,324	490,528	319,034	4,380,597

LOSS FROM OPERATIONS	(268,535)	(262,868)	(486,924)	(314,024)	(4,258,377)

Gain on Settlement of Debt	-	-	-	-	398,552

NET LOSS	$(268,535)	$(262,868)	$(486,924)	$(314,024)	$(3,859,825)
BASIC AND DILUTED NET LOSS
PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC
AND DILUTED	38,316,901	26,928,549	35,880,312	26,390,036

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			October 13,
	Six months	Six months	2000 (inception)
	ended June	ended June	to June
	30, 2006	30, 2005	30, 2006
OPERATING ACTIVITIES
Net loss	$(486,924)	$(314,024)	$(3,859,825)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,819	1,912	42,040
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	-	-	(398,552)
Issuance of shares for services rendered	89,100	244,000	1,162,389
Obligation to issue shares for services rendered	-	(11,150)	492,320
Changes in operating assets and liabilities:
Prepaid expenses	3,981	(802)	-
Deferred license revenue	(2,140)	(4,282)	-
Accounts payable and accrued liabilities	(3,071)	23,139	706,412
Net cash used in operating activities	(397,235)	(61,207)	(1,855,431)

INVESTING ACTIVITIES
Acquisition of fixed assets	-	-	(22,605)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash used in investing activities	-	-	(22,531)

FINANCING ACTIVITIES
Advances (to) from related parties	(1,461)	(12,866)	-
Net proceeds on sale of common stock and subscriptions	422,311	74,945	1,899,440
Net cash provided by financing activities	420,850	62,079	1,899,440

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,376	(929)	5,515

NET INCREASE (DECREASE) IN CASH DURING THE
PERIOD	26,991	(57)	26,993

CASH, BEGINNING OF PERIOD	5	30	3

CASH, END OF PERIOD	$26,996	$(27)	$26,996

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

During the six months ended June 30, 2006, the Company issued 990,000 common shares for services valued at $89,100 and 80,000 common shares for settlement of debt valued at $14,000.

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) designs, markets and sells proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb”. The Company’s products provide high speed Internet access to schools and rural communities, in North America and internationally.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2006 the Company had a working capital deficiency of $136,935 (2005 - $560,879). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

NOTE 2 – CAPITAL STOCK

Through June 30, 2006, the Company had not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Options under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the six months ended June 30, 2006, the Company filed an application under the registration exemptions available in Regulation D or Regulation S, to commence sales of up to 12,000,000 shares of its common stock at a price of $0.05 per share of common stock. On February 20, 2006, the Company completed a private placement of 5,765,000 common shares at a price of $0.05 per share for total proceeds of $288,250 under this exemption of which $161,808 was received during 2005. On June 1, 2006, the Company completed another private placement of 4,690,000 common shares at a price of $0.05 per share for total proceeds of $234,500 under this exemption.

During the six months ended June 30, 2006, the Company issued 990,000 common shares for services valued at $89,100 and 80,000 for settlement of debt valued at $14,000.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE 2 – CAPITAL STOCK (continued)

The Company has received $61,369 in respect of a private placement of common stock at a price of $0.05 per share. These shares were not issued as at June 30, 2006 and this amount is reported as private placement subscriptions within stockholders’ deficit.

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

Effective January 21, 2005 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2005 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The 2005 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2005 Plan will terminate January 21, 2010. The Company filed a Registration Statement on Form S-8 to cover the 2005 Plan. To date, 4,550,000 common shares valued at $562,550 relating to services provided for the period ended June 30, 2006 have been awarded leaving a balance of 450,000 shares which maybe awarded under this plan.

Effective April 22, 2006 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2006 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the future success of the Company. The 2006 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 6,000,000 common shares may be awarded under this plan. The 2006Plan will terminate April 23, 2011. The Company filed a Registration Statement on Form S-8 to cover the 2006 Plan. To date, no shares have been issued under this plan.

There were no warrants outstanding at December 31, 2005 or June 30, 2006.

NOTE 3 – RELATED PARTY TRANSACTIONS

At June 30, 2006, a total of $3,839 (December 2005 - $5,299) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors and officers of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Six months ended June 30,
	2006	2005

Management and consulting	$71,104	$-
Marketing	37,470	13,647
	$108,574	$13,647

NOTE 4 – LAWSUIT

On March 14, 2005, Native Investment and Trade Association (“plaintiff”) filed a Writ of Summons and Statement of Claim requesting an order that the Company pay the plaintiff $53,500 and for specific performance of the obligation to transfer 100,000 free trading common shares to the plaintiff. The Company has disputed any liability and the likelihood of any further losses resulting from the above lawsuit is not determinable at this time.

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

Software development of the Company’s SchoolWeb product, including its innovative Internet content management system (CMS), has been completed. Although no new sales have occurred during this period, the Company has selected sales agents and is actively marketing the Company’s software products internationally. In addition, two directors have been added to the Board, who have significant experience in sales and marketing of software and wireless broadband systems in North America and internationally.

Net Sales

For the six month period ending June 30, 2006 the Company sales of $3,604, which was a decrease from the corresponding period to June 30, 2005 which had sales of $7,707. Although no new sales were made this quarter, the Company is actively pursuing sales for CommunityWeb, SchoolWeb and HealthWeb systems in Europe, Latin America and Africa.

The decrease in sales is due to the fact that the Company had amortized the revenue from a previous sales contract and this contract has now expired. The Company has also undertaken a re-organization of its sales and marketing staff over the past year. The objective of the re-organization of the sales and marketing functions was to reduce overhead by utilizing independent sales agents to market SchoolWeb and CommunityWeb. Sales agents have been selected and have been actively pursuing sales for CommunityWeb, HealthWeb and SchoolWeb systems in Europe and Central America.

Net Loss

For the six month period ending June 30, 2006, the Company had a net loss of $486,924or $(0.01) per share, which was not changed when compared to the net loss for the corresponding period to June 30, 2005 was $314,024or $(0.01) per share. The increased loss for the period is due to the fact that the Company has increased its marketing efforts internationally and has incurred increased marketing expense.

Gross Profit

Gross Profit was $3,604 for the six month period ending June 30, 2006, compared to $5,010 for the six month period ended June 30, 2005. Gross profit decreased 72% compared to the prior period, due to the fact that the amortized revenue from a previous SchoolWeb contract ceased to be recognized, as the contract had expired prior to the beginning of the current quarter.

Selling, General and Administrative Expenses

For the six month period ended June 30, 2006 the Company incurred office and general expenses of $25,893; marketing expenses of $153,298; management and consulting fees of $247,132; and $29,602 in professional fees.

For the corresponding six month period to June 30, 2005, the Company had office and general expenses of $7,061 marketing expenses of $2,648, management and consulting fees of $242,586 and professional fees of $43,012.

Office and general expenses increased 366% during the six month period ending June 30 2006, compared to the corresponding six month period ending June 30, 2005. Marketing expense increased 5700% during the six month period ending June 30 2006, compared to the corresponding period to June 30, 2005. This is a result of increased activity in marketing the SchoolWeb, HealthWeb and CommunityWeb products internationally.

Management and consulting expense was largely unchanged for the period ending June 30, 2006, compared to the period ending June 30, 2005.

Accounts payable for the six month period ending June 30 2006 were $160,092 which was a 70% decrease when compared to accounts payable of $528,700 at June 30, 2005. This was due to the write-off of accounts payable due to settlement of the legal dispute between the Company and Advanced Interactive Inc., which was completed on November 1 2005.

Liquidity and Capital Resources

The Company had current assets and cash on hand of $26,996 as at June 30, 2006.

The Company had a net loss of $486,924 during the six month period ending June 30, 2006. The net loss was an increase of 35% when compared a loss of $314,024 in the corresponding period ending June 30, 2005. Approximately 18% of this loss was non-cash expense due to $89,100 in stock issued for services. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels and raising additional capital.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company issued the following securities: January 11 2006, 990,000 common shares for services valued at $89,100; February 20 2006 completed a private placement of 5,765,000 shares at a price of $0.05 per share for total proceeds of $288,250 under registration exemptions available in Regulation D or Regulation S; May 15 2006 the company issued 80,000 shares in settlement of debt of $14,000; June 1 2006 the Company completed a private placement of 4,690,000 shares at a price of $0.05 for total proceeds of $234,500 under registration exemptions available in Regulations D or Regulation S.

There are no management contracts currently in force for the Company.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed a report on Form 8K on June 19 2006, announcing the appointment of two new directors Paul Brandenburg and John Puentes

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

ALTERNET SYSTEMS, INC.

Dated: August 11, 2006	By:	/s/ Michael Dearden
Michael Dearden, President and Director