Form 10QSB
period 2006-09-30
ALTERNET SYSTEMS INC
filed 2006-11-13
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of September 30, 2006, the Registrant had 44,699,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December
	2006	31, 2005
	(Unaudited)

ASSETS
Current Assets
Cash	$3,374	$5
Prepaid expenses	-	3,981

Total Current Assets	3,374	3,986

PROPERTY AND EQUIPMENT - net of depreciation of $11,811 and $8,862	11,608	12,598

TOTAL ASSETS	$14,982	$16,584

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$191,023	$177,163
Deferred license revenue	-	2,140
Due to related parties (Note 3)	7,854	5,299

TOTAL LIABILITIES	198,877	184,602

CONTINGENCIES (Notes 1 and 5)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 2)
Common stock, $0.00001 par value, 100,000,000 shares authorized
44,699,428 (2005 – 29,947,428) issued and outstanding	448	301
Additional paid-in capital	4,214,338	3,014,635
Private placement subscriptions	117,872	161,808
Obligation to issue shares	26,000	26,000
Deferred compensation (Note 4)	(467,000)	-
Accumulated other comprehensive income	5,410	2,139
Deficit accumulated during the development stage	(4,080,963)	(3,372,901)

TOTAL STOCKHOLDERS' DEFICIT	(183,895)	(168,018)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,982	$16,584

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Results of
					Operations from
					October 13,
	Three months	Three months	Nine months	Nine months	2000 (inception)
	ended	ended	ended	ended	to
	September	September	September	September	September
	30, 2006	30, 2005	30, 2006	31, 2005	30, 2006
REVENUE
License fees and hardware sales	$-	$3,468	$3,604 $	11,175	$225,973

COST OF SALES
Purchases	-	-	-	-	16,393
Royalties	-	-	-	2,697	29,233
Installation costs and other	-	-	-	-	58,127
	-	-	-	2,697	103,753

GROSS PROFIT	-	3,468	3,604	8,478	122,220

OPERATING EXPENSES
Advertising and promotion	-	-	-	-	110,753
Bad debt	-	-	-	-	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	1,130	957	2,949	2,869	43,170
License fees	-	-	-	-	696,000
Management and consulting	83,888	14,498	331,020	257,084	1,534,697
Marketing	109,771	109,944	263,069	112,592	1,286,287
Office and general	6,873	16,531	32,766	23,592	231,077
Professional fees	6,344	10,721	35,946	53,733	274,080
Rent	9,082	8,227	26,647	24,363	140,075
Telephone and utilities	2,364	2,006	5,851	5,302	39,876
Training and documentation	-	-	-	-	153,154
Travel	1,686	467	13,418	2,850	63,783
	221,138	163,351	711,666	482,385	4,601,735

LOSS FROM OPERATIONS	(221,138)	(159,883)	(708,062)	(473,907)	(4,479,515)

Gain on settlement of debt	-	407,552	-	407,552	398,552

NET LOSS	$(221,138)	$247,669	$(708,062)	$(66,355)	$(4,080,963)
BASIC AND DILUTED NET LOSS
PER SHARE	$(0.01)	$0.01	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC
AND DILUTED	43,460,298	28,680,732	38,434,739	27,161,992

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			October 13,
	Nine months	Nine months	2000 (inception)
	ended	ended	to
	September	September	September
	30, 2006	30, 2005	30, 2006
OPERATING ACTIVITIES
Net loss	$(708,062)	$(66,355)	$(4,080,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,949	2,869	43,170
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	-	(407,552)	(398,552)
Issuance of shares for services rendered	196,100	347,951	1,269,389
Obligation to issue shares for services rendered	-	(11,150)	492,320
Changes in operating assets and liabilities:
Prepaid expenses	3,981	-	-
Accounts payable and accrued liabilities	27,860	60,735	737,343
Deferred license revenue	(2,140)	(6,102)	-
Net cash used in operating activities	(479,312)	(79,604)	(1,937,508)

INVESTING ACTIVITIES
Acquisition of property and equipment	(1,959)	-	(24,564)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash used in investing activities	(1,959)	-	(24,490)

FINANCING ACTIVITIES
Advances (to) from related parties	2,555	(15,991)	4,016
Net proceeds on sale of common stock and subscriptions	478,814	99,284	1,955,943
Net cash provided by financing activities	481,369	83,293	1,955,959

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,271	2,697	5,410

NET INCREASE IN CASH DURING THE PERIOD	3,369	6,386	3,371

CASH, BEGINNING	5	30	3

CASH, ENDING	$3,374	$6,416	$3,374

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2006, the Company issued 4,190,000 common shares for services valued at $663,100 and 80,000 common shares for settlement of debt valued at $14,000. The Company amortizes the costs of these services over the respective terms of the contracts for $196,100. At September 30, 2006, the unamortized portion of the deferred compensation totaled $467,000.

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2006 the Company had a working capital deficiency of $195,503 (2005 - $136,302). The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

NOTE 2 – CAPITAL STOCK

Through September 30, 2006, the Company had not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Options under the Option Plan, when granted, can be for a term of up to five (5) years at an exercise price to be determined by the Directors.

During the nine months ended September 30, 2006, the Company filed an application under the registration exemptions available in Regulation D or Regulation S, to sell up to 12,000,000 shares of its common stock at a price of $0.05 per share of common stock. On February 20, 2006, the Company completed a private placement of 5,765,000 common shares at a price of $0.05 per share for total proceeds of $288,250 under these exemptions of which $161,808 was received during 2005. On June 1, 2006, the Company completed another private placement of 4,690,000 common shares at a price of $0.05 per share for total proceeds of $234,500 under these exemptions.

During the nine months ended September 30, 2006, the Company issued 4,190,000 common shares for services valued at $663,100 and 80,000 for settlement of debt valued at $14,000. The Company amortizes the costs of these services over the respective terms of the contracts for $196,100. At September 30, 2006, the unamortized portion of the deferred compensation totaled $467,000.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 – CAPITAL STOCK (continued)

The Company has received $117,872 in respect of a further private placement of common stock at a price of $0.05 per share. These shares were not issued as at September 30, 2006 and this amount is reported as private placement subscriptions within stockholders’ deficit.

Effective March 1, 2003, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2003 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2003 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2003 Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the 2003 Plan. To date, 4,876,000 common shares valued at $1,066,160 relating to services provided in 2003, 2004 and 2005 have been awarded leaving a balance of 124,000 shares which may be awarded under this plan.

Effective January 21, 2005, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2005 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2005 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2005 Plan will terminate January 21, 2010. The Company filed a Registration Statement on Form S-8 to cover the 2005 Plan. To date, 4,750,000 common shares valued at $596,550 relating to services provided for during the nine months ended September 30, 2006 have been awarded leaving a balance of 250,000 shares which maybe awarded under this plan.

Effective May 3, 2006, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2006 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2006 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 6,000,000 common shares may be awarded under this plan. The 2006 Plan will terminate April 23, 2011. The Company filed a Registration Statement on Form S-8 to cover the 2006 Plan. To date, 3,000,000 common shares valued at $540,000 relating to services provided for during the nine months ended September 30, 2006 have been awarded under this plan.

There were no warrants outstanding at December 31, 2005 or September 30, 2006.

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2006, a total of $7,854 (December 2005 - $5,299) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors and officers of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Nine months ended September 30,
	2006	2005

Management and consulting	$113,094	$4,080
Marketing	115,667	18,212
	$228,761	$22,292

Of the amounts incurred to directors and officers, $138,761 was paid in cash and 500,000 common shares were issued for services valued at $90,000 for a total of $228,761.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 – DEFERRED COMPENSATION

On August 1, 2006, the Company entered into agreements with three consultants who are also directors of the Company for a one-year term whereby the consultants will provide marketing services to the Company (valued at $540,000) in exchange for 3,000,000 shares of the Company’s common stock. The consultants will provide such services as develop sales channels of the company’s products, responsible for developing marketing plans and maintaining customer relations and reporting to the company’s board of directors as determined by the board.

On August 15, 2006, the Company entered into an agreement with a consultant for one-year term agreement whereby the consultant will provide marketing services to the Company (valued at $34,000) in exchange for 200,000 shares of the Company’s common stock. The consultants will provide such services as develop sales channels of the company’s products, responsible for developing marketing plans and maintaining customer relations and reporting to the company’s board of directors as determined by the board.

The Company amortizes the costs of these services over the respective terms of the contracts. At September 30, 2006, the unamortized portion of the deferred compensation totaled $467,000.

NOTE 5 – LAWSUIT

On March 14, 2005, Native Investment and Trade Association (“Plaintiff”) filed a Writ of Summons and Statement of Claim requesting an order that the Company pay the Plaintiff $53,500 and for specific performance of the obligation to transfer 100,000 free trading common shares to the Plaintiff. The Company has disputed any liability and the likelihood of losses, if any, resulting from the above lawsuit is not determinable at this time.

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

MANAGEMENT CHANGES AND ADDITION OF DIRECTORS

The Company made a change in its management team during the period. On August 29 2006 the Company appointed founding director Patrick Fitzsimmons as President and accepted the resignation of Michael Dearden who will continue to act as a director. The Board of Directors of the Company is Patrick Fitzsimmons, President, Michael Dearden, Griffin Jones, Paul Brandenburg, and John Puente. Mr. Brandenburg and Mr. Puente were appointed to the Board on June 19 2006.

RESULTS OF OPERATIONS:

With the closing of the SchoolWeb Agreement in September of 2001, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. (formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

The Company markets turnkey managed broadband wireless internet systems. The Company also markets School Web, Health Web and CommunityWeb systems for schools, health centers and small rural communities. Although no new sales have occurred during this period, the Company is actively marketing its products in North America and internationally. Corporate efforts in the past nine months have primarily been focused on selling SchoolWeb software in North America and building wireless broadband networks in developing countries in Africa, Latin America and Eastern Europe. The Company’s objective is to build small-scale wireless broadband demonstration networks in each region, to showcase the Company’s ability to deliver low-cost, high-speed Internet access, VOIP, SchoolWeb, HealthWeb and other services to rural areas of undeveloped countries. Once the demonstration network is built, Alternet aggregates the funding to build a country-wide network from government and non government funding sources.

Republic of Georgia

On October 19 2006 the Company announced that it had received approval for a demonstration network in the Republic of Georgia, in conjunction with Qtel Global Networks. Alternet Systems will be responsible for delivering SchoolWeb, HealthWeb and CommunityWeb software and servers. QTel Global Networks is responsible for delivering the wireless signal to the selected schools and health centers.

Net Sales

For the three months ended September 30, 2006, the Company had no sales. The corresponding period in 2005 had sales of $3,468. Total sales for the nine months ended September 30 2006 were $3,604 compared to sales of $11,175 in the nine months ended September 30 2006.

The decrease in sales was attributed to the fact that the Company has undertaken a reorganization of its sales and marketing objectives over the past 15 months. The objective of the re- organization was to focus on high-value, country-wide contracts for wireless broadband systems in developing countries, utilizing the Company’s innovative SchoolWeb, HealthWeb and CommunityWeb software. Although the Company has shifted its marketing focus to include country-wide wireless broadband networks, the Company continues to pursue the North American education market for SchoolWeb.

Gross Profit

Gross profit was nil for the three months ended September 30, 2006 compared to $3,468 for the three months ended September 30, 2005. The decrease in gross profit was due to no sales in the current period. Gross profit for the nine months ended September 30 2006 was $3,604 compared to gross profit of $8,478 in the nine months ended September 30 2005.

Selling, General and Administrative Expenses

For the three months ended September 30, 2006, the Company incurred office and general expenses of $6,873, marketing expenses of $109,771, management and consulting fees of $83,888 and $6,344 in professional fees.

For the corresponding three month period in September 30, 2005, the Company had office and general expenses of $16,531, marketing expenses of $109,944, management and consulting fees of $14,498 and professional fees of $10,721.

For the nine month period ended September 30 2006, the Company had management and consulting expenses of $331,020 compared to $257,084 in the nine months ended September 30 2005.

The increase in management and consulting expense for the three and nine months ended September 30, 2006 from 2005 was primarily due to increased activity by the Company in deploying its products worldwide and an increase in management expense in the form of stock-based compensation to the Company’s President, Patrick Fitzsimmons.

During the nine month period ending September 30 2006 the Company incurred $263,069 in marketing expense compared to $112,592. The increase in marketing expense was due to the Company increasing its marketing efforts internationally and paying stock-based compensation to two new directors, who are involved in marketing the Company’s products.

Accounts payable were $191,023 at September 30 2006 compared to $158,744 at September 30 2005.

Net Loss

For the three month period ending September 30, 2006, the Company had a net loss of $221,138 or ($0.01) per share. This compares to a net profit of $247,669 or $0.01 per share in the three month period ending September 30 2005, due primarily to a one time gain of $407,552 on cancellation of $407,552 in accounts payable and royalties owing to Advanced Interactive Inc. The loss from operations before the one-time item was $159,883 for the three month period ending September 30 2005. The net loss for the nine month period ending September 30 2006 is $708,062 or ($0.02) per share compared to a net loss of $66,355 or $0.00 per share in the nine month period ending September 30 2005. The net loss before the one-time item was $473,907 for the nine month period ending September 30 2005. The increased loss for the period is due to the fact that the Company has increased its marketing efforts internationally and has incurred increased marketing expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets of $3,374 which consisted solely of cash at September 30, 2006. This compares to current assets of $33,896 and cash on hand of $6,416 as of September 30, 2005. The Company also had a loss from operations of $221,138 for the three months ended September 30 2006 compare to $159,883 for the corresponding period in 2005. The loss from operations for the nine months ended September 30 2006 was $708,062 compared to $473,907 for the nine months ended September 30, 2005.

Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on increasing sales, maintaining low expense levels and raising additional capital.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company issued the following securities: January 11, 2006, 990,000 common shares for services valued at $89,100; February 20, 2006 completed a private placement of 5,765,000 shares at a price of $0.05 per share for total proceeds of $288,250 under registration exemptions available in Regulation D or Regulation S; May 15, 2006 the company issued 80,000 shares in settlement of debt of $14,000; June 1, 2006 the Company completed a private placement of 4,690,000 shares at a price of $0.05 for total proceeds of $234,500 under registration exemptions available in Regulations D or Regulation S. On August 4, 2006 the Company issued 3,000,000 shares to three directors as compensation for services under the Company’s Form S-8 Registration Statement Stock Retainer Plan for Employees, Directors and Consultants, filed on May 3, 2006. The Company also issued 200,000 shares under the Stock Retainer Plan to a marketing consultant on August 30, 2006 for services rendered under a consulting agreement that expires on November 15, 2006.

There are no management contracts currently in force for the Company.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)

Reports on Form 8-K. The Registrant filed a report on Form 8K on August 30 2006, announcing the appointment of director Patrick Fitzsimmons as President and the resignation of Michael Dearden as President. Mr. Dearden continues to act as a director.

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

ALTERNET SYSTEMS, INC.

Dated: November 10, 2006	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, President and Director