Form 10KSB/A
period 2005-12-31
ALTERNET SYSTEMS INC
filed 2007-01-05
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on EDGAR on November 6, 2000)

3.2	Certificate of amendment to Aricles of Incorporation (incorporated by reference to Exhibit 3.2 on the report on Form 8-K filed on May 23, 2002

14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 on the report on Form 10-KSB filed on March 30, 2006)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: January 3, 2007	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons , President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 3, 2007	By:	/s/ Griffin Jones
Griffin Jones, Director, Secretary,
Treasurer

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