Form 10KSB/A
period 2005-12-31
ALTERNET SYSTEMS INC
filed 2007-01-22
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
 Amendment No. 3

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

ALTERNET SYSTEMS, INC.

Dated: January 22, 2007	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 22, 2007	By:	/s/ Griffin Jones
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