Form 10KSB
period 2006-12-31
ALTERNET SYSTEMS INC
filed 2007-04-02
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [   ] No [X]

Of the 47,556,428 shares of voting stock of the registrant issued and outstanding as of March 13, 2007,
41,282,428 shares are held by non-affiliates.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31,
2006 was approximately $2,889,770 based upon the closing price per share of the registrant's common shares of $0.07 on that date.

The issuer had revenues of $3,604 for the fiscal year ended December 31, 2006.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ] No [X]

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2006
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

Alternet Systems, Inc. distributes, markets and sells Internet access systems and software, marketed under the names "SchoolWeb", HealthWeb and "CommunityWeb".

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

Because SchoolWeb is a relatively new software technology, acceptance of the SchoolWeb software (the Company believes) must be preceded by a test period of placing the SchoolWeb software and servers in schools for as long as a year to build comfort with the system and generate (after the test period has been completed) orders and revenue. The Company has found, in dealing with potential clients, that a new software system or company has to prove itself before a sale can be made. Testing is the easiest way of accomplishing this (SchoolWeb software does not, at this time, have the established reputation of software, like Microsoft Word or Outlook Express which most potential customers are aware of and know will meet their needs).

For example, the SchoolWeb system and software were installed on a test basis in Burnaby School District in Vancouver, Canada for almost two years prior to Burnaby School District placing an order for installation in 52 schools. This installation was completed in February of 2003.

The Company markets SchoolWeb into the US and Canadian school district market and internationally. Company personnel have also been attending trade shows in North America and making presentations to school districts in the United States.

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

TekVoice Inc. Merger Proposal

On March 21, 2007 Alternet Systems Inc. announced it had executed a letter of intent (LOI) agreement to commence with due diligence for a proposed merger with TekVoice Communications, Inc. of Miami, Florida. TekVoice is a telecommunications services company with operations in North and South America. TekVoice revenues were $3 million in 2006, and the company is forecasting significant growth in 2007. The specific terms for the proposed merger are subject to further negotiations between the parties.

The combined entity will be called Alternet Systems Inc. and its primary business will be to acquire and develop wireless broadband networks in under-served countries in Latin America and the Caribbean, delivering voice, data and content services to customers in these regions. Alternet will offer a portfolio of next-generation wireless broadband and telecom solutions for government, business, schools, hospitals and community residents.

Management believes that the combination of Alternet with TekVoice is the ideal strategy to achieve our goal of offering a complete wireless telecommunications solution for this growing market.

The combination of Alternet’s proprietary software systems, with the TekVoice VoIP based telecommunications offerings, supplied over a cost-effective network platform, will significantly improve the way rural telecom services, education and medical information technology are delivered in rural areas of Latin America.

About TekVoice Communications Inc.

TekVoice Communications, Inc. is a Voice over IP telecommunications company that since 2002, offers convergent voice and data services over IP networks. With sales of over $3 million in 2006, it has capitalized on its in-depth knowledge of the Hispanic and Latin American market, the quality of its telecommunications network and the dramatic cost savings that the network delivers to its customers. As a pioneer in the VoIP industry, TekVoice has been at the leading edge in the design and deployment of new products and services for the corporate and residential markets. TekVoice Communications, Inc. is a U.S. corporation with offices in Miami, Dallas, Caracas, Venezuela and Lima, Peru.

Terms of the merger are to be negotiated after due diligence by both parties is completed.

Item 2.           Description of Property

The Company does not own any real property as of March 13, 2007.

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

This lawsuit was settled during the fourth quarter of 2005 and a Consent Dismissal Order was entered in the Supreme Court of British Columbia on November 1 2005. The settlement called for the cancellation of all claims and debts between the two parties. Alternet has recorded a net gain on settlement of the License Agreement on its Consolidated Statement of Operations for the year ending December 31, 2005 of $398,552.

On March 14, 2005 the Company was named as a defendant in a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Vancouver Registry in which the Native Trade and Investment Association requested an order to pay the Plaintiff Cdn $53,500 and 100,000 common shares for trade shows attended by the Company. On February 6 2007 The Supreme Court of British Columbia ordered the Company to pay NITA $53,500 plus interest of $4,126 and costs of $5,673 and 100,000 common shares. As a result of the settlement, the Company recorded a net gain of $8,443 in 2006.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 4.           Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCBB under the symbol “ASYI”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2006	HIGH	LOW

First Quarter	$0.185	$0.07
Second Quarter	$0.24	$0.13
Third Quarter	$0.19	$0.14
Fourth Quarter	$0.19	$0.07

Holders of Common Stock

On December 31, 2006, there were approximately 96 holders of record of our common stock and there were 47,556,428 shares outstanding. There are 205 indirect holders of common shares in outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 96 registered shareholders and 205 non-registered shareholders at December 31, 2006.

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

Sales in 2006

On February 20 2006 the Company issued a total of 5,765,000 shares at a price of $0.05 per share. Of this amount, 1,523,000 shares were sold to 1 person resident in the United States and a total of 4,242,000 shares to 4 persons resident in Canada. All of the shares were sold at a price of $0.05 per shares for total proceeds of $288,250.

On June 1 2006 the Company issued a total of 4,690,000 shares at a price of $0.05 per share, to 4 persons resident in Canada for total proceeds of $234,500.

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

Where the sales were made to residents of the United States under Regulation D each person to whom the sale was made was asked by the Company to confirm in writing that they were accredited investors, as that term is defined in the rules and regulations of the Securities Exchange Commission.

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

On May 15 2006 the Company issued 80,000 shares at a price of $0.15 per share pursuant to the Company S8 Registration Statement filed on May 5 2006. These shares were issued under a debt settlement for accounting and administrative services.

On August 4 2006 the Company issued a total of 3,000,000 shares to three directors at a price of $0.16 pursuant to the Company’s S8 Registration Statement filed on May 5 2006. These shares were issued under management consulting agreements by which the three directors provide marketing consulting services to the Company over a twelve month period.

On August 30 2006 the Company issued a total of 200,000 shares at a price of $0.15 per share pursuant to the Company’s S8 Registration Statement filed on May 5 2006. These shares were issued to one person resident in Canada under a management consulting agreement by which they provided product marketing consulting services.

On October 25 2006 the Company issued 57,000 shares at a price of $0.13 per share under a debt settlement agreement for accounting and administrative services, pursuant to the Company’s S8 Registration Statement filed on May 5 2006.

On October 30 2006 the Company issued 2,000,000 shares at a price of $0.10 per share pursuant to a management contract for product marketing services over a twelve month period under the Company’s S8 Registration Statement filed on May 5 2006. These shares were issued to one person resident in Canada.

On November 15 2006 the company issued 200,000 shares for cash at a price of $0.10 per share pursuant to the exercise of stock options. These shares were registered under the Company’s S8 Registration Statement filed on May 5 2006.

On November 15 2006 the Company issued 100,000 shares at a price of $0.10 per share under a debt settlement agreement for administrative services, pursuant to the Company’s S8 Registration Statement filed on May 5 2006

On December 22 2006 the Company issued 500,000 shares at a price of $0.07 per share pursuant to the company’s S8 Registration Statement filed on May 5 2006. These shares were issued to one person resident in Canada under a management contract for product marketing consulting services over a twelve month period.

Issuances in 2005:

On January 5, 2005 the Company issued 70,000 shares to one person for settlement of debt for legal services at a price of $0.20 per share. These shares were issued pursuant to the Company’s S8 Registration Statement filed on March 1 2003.

On May 2 2005 the Company issued a total of 1,000,000 shares at a price of $0.095 per share to one person pursuant to the Company’s S8 Registration Statement filed on January 21, 2005. These shares were issued to 1 person resident in Canada under the terms of management agreements by which they provided various services including product marketing consulting services.

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

On December 4, the Company issued a total of 440,000 shares at prices of $0.15 and $0.162 per share pursuant to the Company’s S8 Registration Statement filed on January 21 2005. These shares were issued to 1 person resident in Canada and 1 person resident in Germany under the terms of management agreements by which they provided product marketing consulting and administrative services to the Company.

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

Issuances in 2003:

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

RETAINER STOCK PLAN - 2004

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

RETAINER STOCK PLAN - 2005

The Company adopted a retainer stock plan on January 21, 2005. The Retainer Plan calls for the issuance of up to 5,000,000 shares of common stock to directors, officers, employees and consultants to compensate them for services rendered to the Company in lieu of cash compensation.

To date, a total of 4,750,000 shares of common stock have been issued under the terms of the Retainer Plan for various management and product marketing related services (see “Issuance of Non-Restricted Stock” above).

RETAINER STOCK PLAN - 2006

The Company adopted a retainer stock plan on May 3, 2006. The Retainer Plan calls for the issuance of up to 6,000,000 shares of common stock to directors, officers, employees and consultants to compensate them for services rendered to the Company in lieu of cash compensation. To date a total of 5,500,000 shares have issued under this plan.

RETAINER STOCK PLAN - 2007

The Company adopted a retainer stock plan on February 15 2007. The Retainer Plan calls for the issuance of up to 10,000,000 shares of common stock to directors, officers, employees and consultants to compensate them for services rendered to the Company in lieu of cash compensation. The 2007 Plan will terminate on February 15, 2012. The Company filed a Registration Statement on Form S8 to register the underlying shares included in the 2007 Plan.

Item 6.           Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2006 and 2005, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Results of Operations :

For the year ended December 31, 2006 compared to the year ended December 31, 2005

With the closing of the SchoolWeb Agreement in September of 2001, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

Net Sales

For the year ending December 31, 2006, the Company had sales of $3,604. During the corresponding year ended December 31, 2005, the Company had sales of $15,027. The decrease in sales is attributable to the fact that the Company re-organized its sales and marketing plan and has been implementing the new plan over the past year. The objective of the Company’s marketing plan was to establish a pilot wireless broadband network in a developing country in Latin America, Africa or Eastern Europe. Due to a variety of factors, the Company was unable to establish the pilot network it required to demonstrate the Company’s SchoolWeb, HealthWeb and CommunityWeb system software. The Company continues to market SchoolWeb, HealthWeb and CommunityWeb in North America and internationally.

Net Loss

For the year ending December 31, 2006, the Company had a net loss of $1,000,692 or ($0.03) per share, which was an increase of 380% when compared to the net loss for the corresponding year to December 31, 2005 of $263,564 or $(0.01) per share. The increased loss was due primarily to a gain on settlement of our License Agreement in the year ended December 31 2005 of $398,552; and an increase in management, consulting and marketing fees of approximately $340,000. The net loss from operations for the year ended

December 31 2005, before the settlement gain, was $662,116, compared to the net loss from operations of $1,000,692 for the year ended December 31 2006, which was an increase of 34% from the previous year.

Gross Profit

Gross Profit was $3,604 in the year ended December 31 2006, compared to $8,478 for the year ended December 31, 2005. This represents a 60% decrease when compared to last year and is primarily due to the decline in sales of SchoolWeb, HealthWeb and CommunityWeb.

Selling, General and Administrative Expenses

For the year ended December 31 2006 the Company incurred office and general expenses of $30,585, which was virtually unchanged from the $28,987 incurred in the previous year ending December 31 2005. Marketing expenses of $436,175 were 65% higher than the marketing expenses of $258,316 for the year ending December 31 2005.

Management and consulting fees of $431,398 represents a 62% increase from the management and consulting fees of $268,731 incurred in the year ending December 31 2005. Professional fees of $53,394 were incurred in the period ending December 31 2006, which was a 24% reduction from the professional fees of $69,702 incurred in the previous year ending December 31 2005. The increase in marketing expenses is a result of increased activity in 2006 in marketing SchoolWeb, HealthWeb and CommunityWeb systems and the increase in management consulting expense this year, is a result of increased staffing levels compared to the corresponding year ending December 31, 2005.

Accounts payable were $215,884 at December 31 2006, which was an 18% increase when compared to accounts payable of $177,163 at December 31 2005.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at December 31, 2006, the Company had $2,527 cash in the bank and prepaid expenses of $1,727. The Company had a working capital deficiency of $221,880 as at December 31 2006. The Company is currently pursuing financing to fund ongoing operations and to pay current debts. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

PLAN OF OPERATION

Over the next 12 months the Company will be concentrating on marketing its SchoolWeb, HealthWeb and CommunityWeb in North America and internationally.

Sales and marketing is also accomplished through the Company’s existing sales staff, who contact potential clients through direct mail, personal sales, trade shows and industry associations.

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

FUND REQUIRED FOR OPERATIONS

The Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Consulting Fees	$12,000

Product Development Expense:	$1,000

Office Rent	$2,500

Telephones	$1,000

Travel	$2,000

Marketing Expenses	$4,000

Professional Fees	$1,500

Accounting fees	$1,000

Total Monthly Expenses:	$25,000

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

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

Name	Position	Term of Office*1*2
Patrick Fitzsimmons	President, CEO and Director	Expires at next AGM
Griffin Jones	Secretary, Treasurer, CFO and Director	Expires at next AGM
Michael Dearden	Director	Expires at next AGM

1.

Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders. The Company anticipates holding its next AGM during May of 2007.

2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Patrick Fitzsimmons, President and Director

Pat Fitzsimmons, age 53. Mr. Fitzsimmons has extensive sales and management experience gained from a 27-year career in the high-technology marketplace. Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, and Newbridge Networks, offering a wide range of technology solutions. His most recent position was Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Griffin Jones, Secretary, Treasurer, CFO and Director

Griffin Jones, age 52. Mr. Jones has been self-employed for approximately 20 years as a management consultant. Mr. Jones brings to the Company experience in financial management, and experience in providing management to companies in a number of industry areas including high technology, industrial products and mining. Mr. Jones has worked in marketing management, finance and corporate relations.

Michael Dearden, Director

Michael Dearden, age 52. Mr. Dearden has over 27 years experience in sales and marketing, and for the past 17 years has focused specifically on corporate marketing and venture capital financing. Prior to joining Alternet in 2000, Mr. Dearden was, for five years, a director of Rolland Virtual Business Systems Limited (formerly Americ Resources Corp.), where he helped to facilitate the merger of Rolland Virtual Business Systems Limited and Americ Resources Corp.

Item 10.           Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Patrick Fitzsimmons, President	2006	44,051	0	0	75,000	1,000,000	0	0
Griffin Jones, Treasurer and CFO	2006 2005 2004 2003 2002	67,554 9,249 46,100 77,998 35,164	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0
Michael Dearden, Director	2006 2005	26,495 0	0 0	0 0	0 0	0 0	0 0	0 0
Paul Brandenberg, Director	2006	33,165	0	0	75,000	1,000,000	0	0
John Puente, Director	2006	0	0	0	75,000	1,000,000	0	0

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

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Patrick Fitzsimmons 1406-151 E. Keith Rd. N. Vancouver, BC V7L 4M3	President, Director,	1,345,000	3.7%
Griffin Jones and Nahatlatch Capital Corp. (3) 711 South Carson St. Carson City, Nevada 89701	Director, Secretary/ Treasurer	2,173,000 common shares of which 260,000 are held personally and 1,913,000 are held in Nahatlatch Capital Corp.	7.2%
Michael Dearden and Mikden Investments Inc. (formerly Streamline Investments, Inc.) (2) 711 South Carson St. Carson City, Nevada 89701	Director,	2,756,000 common shares of which 373,000 are held personally and 2,383,000 are held by Mikden Investments	8.9%
Directors, Officers and 5% stockholders in total		5,924,000	20%

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

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed three reports on Form 8-K on January 13 2006, June 19 2006, and August 30 2006 and one report on Form 8K subsequent to the year ended December 31 2006 on January 13 2007 on the SEC’s EDGAR system available at www.sec.gov.

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

Audit Fees

During the years ended December 31, 2006 and December 31, 2005, the Company will incur approximately $26,000 and has incurred $21,300, respectively, in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements. Included in these amounts are billing for other accounting services consisting solely of review of the Company’s quarterly reports filed on Form 10-QSB for the periods ended March 31, June 30, and September 30.

Audit-related Fees

During the years ended December 31, 2006 and 2005, the Company did not incur any audit-related fees for professional services rendered by its principal independent accountant.

Tax Fees

During the years ended December 31, 2006 and 2005, the Company did not incur any fees for tax compliance, advisory or planning services rendered by its principal independent accountant.

During fiscal year ended December 31, 2006, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During the years ended December 31, 2006 and 2005, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

ALTERNET SYSTEMS, INC.

Dated: March 30, 2007	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2007	By:	/s/ Griffin Jones
Griffin Jones, Director, Secretary,
Treasurer

Dated: March 30, 2007	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, President and Director

ALTERNET SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F-i

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Alternet Systems Inc.

We have audited the accompanying consolidated balance sheets of Alternet Systems Inc. (a development stage company) as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from October 13, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and the period from October 13, 2000 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and to fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 20, 2007

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December, 31
	2006	2005
ASSETS
Current Assets
Cash	$2,527	$5
Prepaid expenses	1,727	3,981

Total Current Assets	4,254	3,986

EQUIPMENT (Note 3)	10,625	12,598

TOTAL ASSETS	$14,879	$16,584

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$215,884	$177,163
Deferred license revenue	-	2,140
Due to related parties (Note 6)	10,250	5,299

TOTAL LIABILITIES	226,134	184,602

CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS' DEFICIT
Capital Stock (Note 5)
Common stock, $0.00001 par value, 100,000,000 shares authorized
47,556,428 (2005 – 29,947,428) issued and outstanding	477	301
Additional paid-in capital	4,513,639	3,014,635
Private placement subscriptions	175,122	161,808
Obligation to issue shares (Note 9)	-	26,000
Accumulated other comprehensive income	2,072	2,139
Deferred compensation (Note 7)	(528,972)	-
Deficit accumulated during the development stage	(4,373,593)	(3,372,901)

TOTAL STOCKHOLDERS' DEFICIT	(211,255)	(168,018)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,879	$16,584

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Results of
			Operations from
			October 13,
	Year ended	Year ended	2000 (inception)
	December	December	to December
	31, 2006	31, 2005	31, 2006
REVENUE
License fees and hardware sales	$3,604	$15,027	$225,973

COST OF SALES
Purchases	-	-	16,393
Royalties	-	2,697	29,233
Installation costs and other	-	-	58,127
	-	2,697	103,753

GROSS PROFIT	3,604	12,330	122,220

OPERATING EXPENSES
Advertising and promotion	-	-	110,753
Bad debt	-	-	15,344
Commissions	-	-	13,439
Depreciation	3,932	4,369	44,153
License fees	-	-	696,000
Management and consulting (Note 6)	431,398	268,731	1,635,075
Marketing	436,175	258,316	1,459,393
Office and general	30,585	28,987	228,896
Professional fees	53,394	69,702	291,528
Rent	36,003	32,874	149,431
Telephone and utilities	7,693	8,617	41,718
Training and documentation	-	-	153,154
Travel	13,559	2,850	63,924
	1,012,739	674,446	4,902,808

LOSS FROM OPERATIONS	(1,009,135)	(662,116)	(4,780,588)

Gain on license settlement (Note 4)	-	398,552	398,552
Gain on settlement of lawsuit (Note 9)	8,443	-	8,443

NET LOSS	$(1,000,692)	$(263,564)	$(4,373,593)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	40,439,198	27,757,894

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2006

						Deficit		Other
						accumulated		compre-
			Additional	Obligation to	Private	during	Deferred	hensive
	Number of		paid-in	issue shares	placement	development	compensa-	income
	shares	Amount	capital		subscriptions	stage	tion	(loss)	Total

Issuance of common stock for cash at $.001 per share –
October 16, 2000	3,000	$3	$-	$-	$-	$-	$-	$-	$3

Balance, December 31, 2000	3,000	3	-	-	-	-	-	-	3
Issuance of common stock for cash at $.007 per share –
May 24, 2001	5,500,000	5,500	33,000	-	-	-	-	-	38,500
Issuance of common stock for cash at $.01 per share –
June 4, 2001	4,010,000	4,010	36,090	-	-	-	-	-	40,100
Issuance of common stock for cash at $.15 per share –
June 8, 2001	330,000	330	49,170	-	-	-	-	-	49,500
Issuance of common stock for license agreement at
$.01 per share – June 29, 2001 (Note 4)	2,500,000	2,500	22,500	-	-	-	-	-	25,000

Schoolweb Holdings Inc. balance before reverse acquisition	12,343,000	12,343	140,760	-	-	-	-	-	153,103
Schoolweb Systems Inc. balance before reverse acquisition
(Note 5)	1,350,000	14	19	-	-	(7,937)	-	-	(7,904)
Issued to effect reverse acquisition	12,343,000	123	(123)	-	-	-	-	-	-
Reverse acquisition recapitalization adjustment	(12,343,000)	(12,343)	4,406	-	-	7,937	-	-	-

Schoolweb Systems Inc. balance after reverse acquisition	13,693,000	137	145,062	-	-	-	-	-	145,199
Issuance of common stock for license agreement at $.01
per share – September 10, 2001	500,000	5	4,995	-	-	-	-	-	5,000
Issuance of common stock for cash at $.10 per share –
September 11, 2001	100,000	1	9,999	-	-	-	-	-	10,000
Issuance of common stock for cash at $.10 per share –
November 5, 2001	50,000	1	4,999	-	-	-	-	-	5,000
Issuance of common stock for cash at $.15 per share –
November 8, 2001	15,000	-	2,250	-	-	-	-	-	2,250
Issuance of common stock for cash at $.20 per share –
November 24, 2001	375,000	3	74,997	-	-	-	-	-	75,000
Foreign exchange translation adjustment	-	-	-	-	-	-	-	(1,950)	(1,950)
Net loss for the year ended December 31, 2001	-	-	-	-	-	(263,249)	-	-	(263,249)

Balance, December 31, 2001	14,733,000	$147	$242,302	$-	$-	$(263,249)	-	$(1,950)	$(22,750)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2006

						Deficit		Other
						accumulated		compre-
			Additional		Private	during	Deferred	hensive
	Number of		paid-in	Obligation to	placement	development	compensat-	income
	shares	Amount	capital	issue shares	subscriptions	stage	ion	(loss)	Total

Balance, December 31, 2001	14,733,000	$147	$242,302	$-	$-	$(263,249)	$-	$(1,950)	$(22,750)

Issuance of common stock for cash at $.20 per share – March 1,
2002	510,000	5	101,995	-	-	-	-	-	102,000
Issuance of common stock for cash at $.35 per share – March
15, 2002	100,000	1	34,999	-	-	-	-	-	35,000
Issuance of common stock for cash at $.35 per share – April 30,
2002	140,000	1	48,999	-	-	-	-	-	49,000
Issuance of common stock for cash at $.35 per share –June 27,
2002	97,371	1	34,079	-	-	-	-	-	34,080
Issuance of common stock for cash at $.35 per share – July 8,
2002	49,143	1	17,199	-	-	-	-	-	17,200
Issuance of common stock for debt at $.35 per share -
September 11, 2002	228,571	2	79,998	-	-	-	-	-	80,000
Issuance of common stock for cash at $.35 per share –October
9, 2002	193,000	2	67,548	-	-	-	-	-	67,550
Issuance of common stock for cash at $.35 per share –
December 16, 2002	93,000	1	32,549	-	(5,250)	-	-	-	27,300
Private placement subscriptions received	-	-	-	-	8,900	-	-		8,900
Foreign exchange translation adjustment	-	-	-	-	-	-	-	2,683	2,683
Net loss for the year ended December 31, 2002	-	-	-	-	-	(511,157)	-	-	(511,157)

Balance, December 31, 2002	16,144,085	161	659,668	-	3,650	(774,406)	-	733	(110,194)

Issuance of common stock for cash at $.35 per share – March
20, 2003	165,944	2	58,078	-	(3,650)	-	-	-	54,430
Issuance of common stock for services at $.24 per share – May
29, 2003	100,000	1	23,999	-	-	-	-	-	24,000
Issuance of common stock for services at $.34 per share – June
10, 2003	300,000	3	101,156	-	-	-	-	-	101,159
Issuance of common stock for services at $.35 per share – June
10, 2003	180,000	2	62,998	-	-	-	-	-	63,000
Issuance of common stock for services at $.20 per share – June
10, 2003	60,000	1	12,399	-	-	-	-	-	12,400
Issuance of common stock for services at $.35 per share –
October 27, 2003	100,000	1	34,999	-	-	-	-	-	35,000
Issuance of common stock for services at $.26 per share –
October 27, 2003	350,000	4	90,996	-	-	-	-	-	91,000
Subtotal	17,400,029	$175	$1,044,293	$-	$-	$(774,406)	$-	$733	$270,795

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2006

						Deficit		Other
						accumulated		compre-
			Additional		Private	during	Deferred	hensive
	Number of		paid-in	Obligation to	placement	development	compensat-	income
	shares	Amount	capital	issue shares	subscriptions	stage	ion	(loss)	Total
Balance forward	17,400,029	$175	$1,044,293	$-	$-	$(774,406)	$-	$733	$270,795
Private placement subscriptions received	-	-	-	-	365,921	--	-	-	365,921
Obligation to issue shares for services rendered	-	-	-	553,720	-	-	-	-	553,720
Foreign exchange translation adjustment	-	-	-	-	-		-	(7,202)	(7,202)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(1,706,867)	-	-	(1,706,867)
Balance, December 31, 2003	17,400,029	175	1,044,293	553,720	365,921	(2,481,273)	-	(6,469)	(523,633)

Private placement subscriptions received	-	-	-	-	360,054	-	-		360,054
Issuance of common stock for services – January 6, 2004	1,785,000	18	466,302	(466,320)	-	-	-	-	-
Issuance of common stock for cash at $.15 per share – May 17,
2004	4,041,499	40	606,185	-	(606,225)	-	-	-	-
Issuance of common stock for services at $.11 per share – June
10, 2004	1,500,000	15	164,985	-	-	-	-	-	165,000
Issuance of common stock for services – August 30, 2004	407,000	4	91,876	(61,400)	-	-	-	-	-
Issuance of common stock for services at $.10 per share –
August 30, 2004	24,000	1	2,400	-	-	-	-	-	2,401
Issuance of common stock for cash at $.15 per share – October
25, 2004	621,900	6	93,279	-	(69,500)	-	-	-	23,785
Obligation to issue shares for services rendered	-	-	-	11,150	-	-	-	-	41,630
Foreign exchange translation adjustment	-	-	-	-	-	-	-	5,912	5,912
Net loss for the year ended December 31, 2004	-	-	-	-	-	(628,064)	-	-	(628,064)

Balance, December 31, 2004	25,779,428	259	2,469,320	37,150	50,250	(3,109,337)	-	(557)	(552,915)

Issuance of common stock for services at $.20 per share –
January 5, 2005	70,000	1	13,999	-	-	-	-	-	14,000
Issuance of common stock for services at $0.10 per share – May
2, 2005	1,000,000	10	94,990	-	-	-	-	-	95,000
Issuance of common stock for debt settlement at $0.08 per share
– May 4, 2005	200,000	2	15,998	-	-	-	-	-	16,000
Issuance of common stock for debt settlement at $0.08 per share
– May 4, 2005	200,000	2	16,156	-	-	-	-	-	16,158
Issuance of common stock for services at $0.14 per share – June
15, 2005	500,000	5	67,495	-	-	-	-	-	67,500
Issuance of common stock for services at $0.14 per share – June
15, 2005	500,000	5	67,495	-	-	-	-	-	67,500
Issuance of common stock for services at $0.15 per share – July
15, 2005	250,000	2	38,498	-	-	-	-	-	38,500
Issuance of common stock for services at $0.15 per share – July
15, 2005	110,000	1	15,949	-	-	-	-	-	15,950
Subtotal	28,609,428	$287	$2,799,900	$37,150	$50,250	$(3,109,337)	$-	$(557)	$(222,307)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2006

						Deficit		Other
						accumulated		compre-
			Additional	Obligation	Private	during	Deferred	hensive
	Number of		paid-in	to issue	placement	development	compensat-	income
	shares	Amount	capital	shares	subscriptions	stage	ion	(loss)	Total
Balance forward	28,609,428	$287	$2,799,900	$37,150	$50,250	$(3,109,337)	$-	$(557)	$(222,307)
Issuance of common stock for services at $0.14 per share –
August 16, 2005	200,000	2	26,998	-	-	-	-	-	27,000
Issuance of common stock for services at $0.15 per share –
September 23, 2005	300,000	3	44,997	-	-	-	-	-	45,000

Issuance of common stock for debt settlement at $0.15 per share
– October 7, 2005	65,000	1	9,749	-	-	-	-	-	9,750
Issuance of common stock for debt settlement at $0.16 per share
– October 7, 2005	100,000	1	15,999	-	-	-	-	-	16,000
Issuance of common stock for services at $0.16 per share –
October 10, 2005	50,000	1	7,999	-	-	-	-	-	8,000
Issuance of common stock for services at $0.18 per share –
October 10, 2005	150,000	1	26,998	-	-	-	-	-	26,999
Issuance of common stock for services at $0.22 per share –
October 20, 2005	60,000	1	13,199	-	-	-	-	-	13,200
Issuance of common stock for services at $0.16 per share –
December 4, 2005	240,000	2	38,798	-	-	-	-	-	38,800
Issuance of common stock for services at $0.15 per share –
December 4, 2005	200,000	2	29,998	-	-	-	-	-	30,000
Obligation to issue shares for services rendered	-	-	-	(11,150)	-	-	-	-	(11,150)
Private placement subscriptions received	-	-	-	-	111,558	-	-	-	111,558
Foreign exchange translation adjustment	-	-	-	-	-	-	-	2,696	2,696
Net loss for the year	-	-	-	-	-	(263,564)	-	-	(263,564)

Balance, December 31, 2005	29,974,428	301	3,014,635	26,000	161,808	(3,372,901)	-	2,139	(168,018)

Issuance of common stock for services at $0.09 per share –
January 11, 2006	990,000	10	89,090	-	-	-	-	-	89,100
Issuance of common stock for cash at $0.05 per share –
February 20, 2006	1,285,000	13	64,237	-	(64,250)	-	-	-	-
Issuance of common stock for cash at $0.05 per share –
February 20, 2006	1,554,000	15	77,685	-	(77,700)	-	-	-	-
Issuance of common stock for cash at $0.05 per share –
February 20, 2006	500,000	5	24,995	-	(25,000)	-	-	-	-
Issuance of common stock for cash at $0.05 per share –
February 20, 2006	645,000	6	32,244	-	(32,250)	-	-	-	-
Issuance of common stock for cash at $0.05 per share –
February 20, 2006	1,523,000	15	76,135	-	(76,150)	-	-	-	-
Subtotal	36,471,428	$365	$3,379,021	$26,000	$(113,542)	$(3,372,901)	$-	$2,139	$(789,187)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM OCTOBER 13, 2000 (INCEPTION) TO DECEMBER 31, 2006

						Deficit		Other
						accumulated		compre-
			Additional		Private	during	Deferred	hensive
	Number of		paid-in	Obligation to	placement	development	compensat-	income
	shares	Amount	capital	issue shares	subscriptions	stage	ion	(loss)	Total
Balance forward	36,471,428	$365	$3,379,021	$26,000	$(113,542)	$(3,372,901)	$-	$2,139	$(789,187)
Issuance of common stock for cash at $0.05 per share –
February 20, 2006	258,000	3	12,897	-	(12,900)	-	-	-	-
Issuance of common stock for debt settlement at $0.175 per
share – May 15, 2006	80,000	1	13,999	-	-	-	-	-	14,000
Issuance of common stock for cash at $0.05 per share – June 1,
2006	1,500,000	15	74,985	-	(75,000)	-	-	-	-
Issuance of common stock for cash at $0.05 per share – June 1,
2006	300,000	3	14,997	-	(15,000)	-	-	-	-
Issuance of common stock for cash at $0.05 per share – June 1,
2006	1,460,000	15	72,985	-	(73,000)	-	-	-	-
Issuance of common stock for cash at $0.05 per share – June 1,
2006	1,430,000	14	71,486	-	(71,500)	-	-	-	-
Issuance of common stock for services at $0.18 per share –
August 4, 2006	1,000,000	10	179,990	-	-	-	(105,000)	-	75,000
Issuance of common stock for services at $0.18 per share –
August 4, 2006	1,000,000	10	179,990	-	-	-	(105,000)	-	75,000
Issuance of common stock for services at $0.18 per share –
August 4, 2006	1,000,000	10	179,990	-	-	-	(105,000)	-	75,000
Issuance of common stock for services at $0.17 per share –
August 30, 2006	200,000	2	33,998	-	-	-	-	-	34,000
Stock-based compensation (Note 5)	-	-	11,920		-	-	-	-	11,920
Issuance of common stock for debt settlement at $0.13 per share
– October 25, 2006	57,000	1	7,409	-	-	-	-	-	7,410
Issuance of common stock for debt settlement at $0.10 per share
– October 25, 2006	100,000	1	9,999	-	-	-	-	-	10,000
Exercise of stock options at $0.10 per share – October 25, 2006	200,000	2	19,998	-	-	-	-	-	20,000
Issuance of common stock for services at $0.10 per share –
October 30, 2006	2,000,000	20	199,980	-	-	-	(165,479)	-	34,521
Issuance of common stock for services at $0.10 per share –
December 22, 2006	500,000	5	49,995	-	-	-	(48,493)	-	1,507
Private placement subscriptions received	-	-	-	-	536,064	-	-	-	536,064
Foreign exchange translation adjustment	-	-	-	-	-	-	-	(67)	(67)
Settlement of lawsuit (Note 9)			-	(26,000)	-	-	-	-	(26,000)
Net loss for the year	-	-	-	-	-	(1,000,692)	-	-	(1,000,692)

Balance, December 31, 2006	47,556,428	$477	$4,513,639	$-	$175,122	$(4,373,593)	$(528,972)	$2,072	$(211,255)

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			October 13,
	Year ended	Year ended	2000 (inception)
	December	December	to December
	31, 2006	31, 2005	31, 2006
OPERATING ACTIVITIES
Net loss	$(1,000,692)	$(263,564)	$(4,373,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,932	4,369	44,153
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	-	(398,552)	(398,552)
Issuance of shares for services rendered (Note 7)	384,128	487,450	1,457,417
Obligation to issue shares for services rendered	-	(11,150)	492,320
Stock-based compensation	11,920	-	11,920
Gain on settlement of lawsuit	(8,443)	-	(8,443)
Changes in operating assets and liabilities:
Prepaid expenses	2,254	-	(1,727)
Deferred license revenue	(2,140)	(8,254)	-
Accounts payable and accrued liabilities	52,574	95,904	762,056
Net cash used in operating activities	(556,467)	(93,797)	(2,014,664)

INVESTING ACTIVITIES
Acquisition of equipment	(1,959)	(3,628)	(24,564)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash used in investing activities	(1,959)	(3,628)	(24,490)

FINANCING ACTIVITIES
Advances (to) from related parties	4,951	(16,854)	6,412
Net proceeds on sale of common stock and subscriptions	556,064	111,558	2,033,194
Net cash provided by financing activities	561,015	94,704	2,039,606

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(67)	2,696	2,072

NET INCREASE (DECREASE) IN CASH	2,522	(25)	2,524

CASH, BEGINNING	5	30	3

CASH, ENDING	$2,527	$5	$2,527

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) is in the development stage of operations which includes the design, marketing and ales of proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb”. The Company’s products provide high speed Internet access to schools and rural communities, in North America and internationally.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2006, the Company had a working capital deficiency of $221,880. The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US states and Canada.

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

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

Equipment
Equipment is recorded at cost and depreciated at the following rates:

Computer equipment and software - 30% declining balance basis
Equipment - 20% declining balance basis.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has generated revenues from hardware sales in connection with the testing of the SchoolWeb system. Hardware sales are recognized upon completion and acceptance of installation by the purchasers and when collection is reasonably assured.

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

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

The Company had not granted any options to December 31, 2005; therefore, no pro-forma disclosures are required.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share
The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As the Company has net losses, it did not include common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

Risk Management
As the Company had no customers in the current year, the Company was not exposed to significant credit concentration. The Company is not exposed to significant interest rate risk.

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

Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. The Standard, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, is effective for financial statements issued for fiscal years beginning after November 15, 2007. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. The standard requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and to recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements”, and No. 107, “Disclosures about Fair Value of Financial Instruments”. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

NOTE 3 - EQUIPMENT

	2006			2005
		Accumulated
	Cost	depreciation	Net Book Value	Net Book Value

Computer equipment	$16,768	$9,612	$7,156	$7,845
Computer software	4,684	2,348	2,336	3,337
Equipment	1,967	834	1,133	1,416
	$23,419	$12,794	$10,625	$12,598

NOTE 4 - LICENSE SETTLEMENT

By agreement dated January 1, 2001, AI Systems entered into an agreement with Advanced Interactive Inc. (“AII”) whereby AI Systems acquired exclusive and non-exclusive rights and licenses to commercialize, distribute and market AII technology, products and services in the United States and Canada for a period of five years, renewable for a further five years at SW Holdings’ option. On October 14, 2003, AI Systems terminated its software license agreement (the "License Agreement") with AII. The License Agreement was terminated for a number of reasons including the failure by AII to grant to AI Systems North American exclusivity for technologies and software licensed under the License Agreement.

On July 15, 2005, the Company executed a settlement agreement with AII and all other parties to the License Agreement, whereby the parties agreed to settle all outstanding issues related to court proceedings brought by the Company against AII and any counter claims by AII. The terms of settlement included the mutual full and final release of all outstanding debts, liabilities and obligations outstanding, a three year option whereby the Company or its nominees may acquire a total of 3,228,571 shares of the Company’s stock held by AII for $10,000, and the retention by the Company of the software, code, trademarks and intellectual property relating to SchoolWeb and CommunityWeb. As at the date of the settlement agreement the Company had accrued license fees of $386,162 and royalties of $21,390 in respect of the License Agreement. As a result of this settlement the Company was not required to pay these amounts and has therefore recognized a gain in the amount of $407,552 in the year ended December 31,2005. The amount was offset by $9,000 due to a loss recorded by settling $7,000 of debt for shares valued at $16,000, resulting in a net gain of $398,552.

The Company has developed its own proprietary software and continues to market SchoolWeb and CommunityWeb in North America and internationally.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 5 – CAPITAL STOCK

During the year ended December 31, 2006, the Company filed an application under the registration exemptions available in Regulation D and Regulation S of the Securities Exchange Act of 1933, to sell up to 12,000,000 shares of its common stock at a price of $0.05 per share of common stock. On February 20, 2006, the Company completed a private placement of 5,765,000 common shares at a price of $0.05 per share for total proceeds of $288,250 under these exemptions of which $161,808 was received during 2005. On June 1, 2006, the Company completed another private placement of 4,690,000 common shares at a price of $0.05 per share for total proceeds of $234,500 under these exemptions.

During the year ended December 31, 2006, the Company issued 6,690,000 common shares valued at $913,100 for services to be provided pursuant to contracts entered into during 2006 and 237,000 common shares for settlement of debt valued at $31,410. During the year ended December 31, 2006, $384,128 of the services were charged to operations and the unamortized portion of the deferred compensation totalling $528,972 at December 31, 2006 will be amortized over the remaining term of the contacts. (refer to Note 7).

The Company has received $175,122 in respect of a further private placement of common stock at a price of $0.05 per share. These shares were not issued at December 31, 2006 and this amount is reported as private placement subscriptions within stockholders’ deficit.

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

Effective January 21, 2005 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2005 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2005 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2005 Plan will terminate January 21, 2010. The Company filed a Registration Statement on Form S-8 to cover the 2005 Plan. To date, 4,750,000 common shares valued at $596,550 relating to services provided have been awarded leaving a balance of 250,000 shares which maybe awarded under this plan.

Effective May 3, 2006 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2006 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2006 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 6,000,000 common shares may be awarded under this plan. The 2006 Plan will terminate April 23, 2011. The Company filed a Registration Statement on Form S-8 to cover the 2006 Plan. To date, 5,500,000 common shares valued at $790,000 relating to services provided or to be provided have been awarded under this plan.

Stock Options

To December 31, 2005, the Company had not granted any stock options although shareholders approved a stock option plan (the "Option Plan") for 3,000,000 incentive stock options at its annual meeting of shareholders held on May 31, 2004. Options under the Option Plan, when granted, can be for a term of up to five years at an exercise price to be determined by the Directors.

On October 20, 2006, the Company granted a total of 200,000 stock options to a consultant at an exercise price of $0.10 per common share under the 2006 Plan. These options vested immediately and expire on September 18, 2007. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 5.35% and an expected volatility of 113% resulting in a stock based compensation expense of $11,920. All of the stock options were exercised on October 25, 2006.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 5 – CAPITAL STOCK (continued)

A summary of the stock options are as follows:

	2006
	Number of	Exercise
	Options	Price
Opening balance	-	$-
Granted during the year	200,000	0.10
Exercised during the year	(200,000)	-
Closing balance	-	$-

Option pricing models require the input of highly subjective assumptions including their life and expected price volatility. Changes in these subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable measure of the fair value of the Company’s share purchase options.

There were no warrants outstanding at December 31, 2006 or December 31, 2005.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2006, a total of $10,250 (December 31, 2005 - $5,299) was owed to directors. Amounts due to related parties are unscured, non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors and officers of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Year ended December 31,
	2006	2005

Management and consulting	$169,049	$9,250
Marketing	227,216	21,085
	$396,265	$30,335

Of the amounts above, $171,265 was paid in cash and $225,000 was paid by way of common shares for services Refer to Note 7.

NOTE 7 – DEFERRED COMPENSATION

On August 1, 2006, the Company entered into an agreement with three consultants who are also directors of the Company for a one-year term agreement whereby the consultants will provide marketing services to the Company (valued at $540,000 in aggregate) in exchange for 3,000,000 shares of the Company’s common stock which were issued on August 4, 2006. The consultants will provide such services as developing sales channels of the Company’s products, developing international marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

On August 15, 2006, the Company entered into an agreement with a consultant for a one-year term agreement whereby the consultant will provide marketing services to the Company (valued at $34,000) in exchange for 200,000 shares of the Company’s common stock which were issued on August 30, 2006. The consultants will provide such services as developing sales channels of the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 7 – DEFERRED COMPENSATION (continued)

On October 30, 2006, the Company entered into an agreement with a consultant for a one-year term agreement whereby the consultant will provide marketing services to the Company (valued at $200,000) in exchange for 2,000,000 shares of the Company’s common stock which were issued on October 30, 2006. The consultants will provide such services as developing sales channels of the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

On December 20, 2006, the Company entered into an agreement with a consultant for a one-year term agreement whereby the consultant will provide marketing services to the Company (valued at $50,000) in exchange for 500,000 shares of the Company’s common stock which were issued on December 22, 2006. The consultants will provide such services as developing sales channels of the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

The Company recorded the fair value of the shares issued as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the year the company amortized $186,028 of deferred compensation to management and consulting fees and $109,000 to marketing expense.. At December 31, 2006, the unamortized portion of the deferred compensation totalled $528,972 of which $315,000 was incurred to directors of the Company.

NOTE 8 – INCOME TAXES

The parent Company is subject to income taxes in the United States while its subsidiaries are subject to income taxes in Canada. U.S. federal net operating loss carryforwards of approximately $4,432,000, if not utilized to offset taxable income in future periods, expire between 2016 and 2026. Canadian net operating losses of approximately $4,000, if not utilized to offset taxable income in future periods, expire commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets is uncertain and. accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The significant components of the Company’s net deferred tax assets are as follows:

		Year ended		Year ended
		December 31,		December 31,
		2006		2005

Tax benefit relating to net operating losses		$1,485,000		$1,178,000
Valuation allowance		(1,485,000)		(1,178,000)

Net deferred tax assets	$	Nil	$	Nil

NOTE 9 – SETTLEMENT OF LAWSUIT

On March 14, 2005, Native Investment and Trade Association (“plaintiff”) filed a Writ of Summons and Statement of Claim for non-payment of services provided. The matter was ultimately decided on by the Supreme Court of British Columbia on February 6, 2007 awarding to the plaintiff, a total of $54,317 in damages, court interest and court costs in addition to a specific performance of the obligation to issue 100,000 free standing shares of the Company (previously recorded at a value of $26,000). As a result of the settlement, the Company recorded a net gain of $8,443.

NOTE 10 – SUBSEQUENT EVENTS

Effective January 8, 2007, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2007 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2007 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 10,000,000 common shares may be awarded under this plan. The 2007 Plan will terminate on February 15, 2012. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2007 Plan.