Form 10QSB
period 2007-03-31
ALTERNET SYSTEMS INC
filed 2007-05-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of May 11, 2006, the Registrant had 57,031,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

TABLE OF CONTENTS

		PAGE

PART I -	FINANCIAL INFORMATION	3

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS	3

	BALANCE SHEETS AS OF MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006	F-1

	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FROM OCTOBER 13, 2001 (INCEPTION) THROUGH MARCH 31, 2007 (UNAUDITED)	F-2

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FROM OCTOBER 13, 2001 (INCEPTION) THROUGH MARCH 31, 2007 (UNAUDITED)	F-3

	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4

ITEM 3.	CONTROLS AND PROCEDURES	6

PART II -	OTHER INFORMATION	7

ITEM 1.	LEGAL PROCEEDINGS	7

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

ITEM 5.	OTHER INFORMATION	8

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	8

SIGNATURE		9

PART I. - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-i

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March, 31	December 31,
	2007	2006
ASSETS	(Unaudited)
Current Assets
Cash	$6,141	$2,527
Prepaid expenses	-	1,727

Total Current Assets	6,141	4,254

EQUIPMENT – net of depreciation of $13,562 (2006 - $12,794)	9,857	10,625

TOTAL ASSETS	$15,998	$14,879

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$148,547	$215,884
Due to related parties (Note 3)	6,959	10,250

TOTAL LIABILITIES	155,506	226,134

CONTINGENCIES (Note 1)

STOCKHOLDERS' DEFICIT

Capital Stock (Note 2)
Common stock, $0.00001 par value, 100,000,000 shares authorized
56,656,428 (2006 – 47,556,428) issued and outstanding	568	477
Additional paid-in capital	4,757,548	4,513,639
Private placement subscriptions	175,122	175,122
Obligation to issue shares	7,500	-
Accumulated other comprehensive income	2,014	2,072
Deferred compensation (note 4)	(443,407)	(528,972)
Deficit accumulated during the development stage	(4,638,853)	(4,373,593)

TOTAL STOCKHOLDERS' DEFICIT	(139,508)	(211,255)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,998	$14,879

The accompanying notes are an integral part of these interim consolidated financial statements.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

			Results of
			Operations from
			October 13,
	Three months	Three months	2000 (inception)
	ended March	ended March	to March
	31, 2007	31, 2006	31, 2007
REVENUE
License fees and hardware sales	$-	$3,604	$225,973

COST OF SALES
Purchases	-	-	16,393
Royalties	-	-	29,233
Installation costs and other	-	-	58,127
	-	-	103,753

GROSS PROFIT	-	3,604	122,220

OPERATING EXPENSES
Advertising and promotion	-	-	110,753
Bad debt	-	-	15,344
Commissions	-	-	13,439
Depreciation and amortization	768	909	44,921
License fees	-	-	696,000
Management and consulting	60,093	138,320	1,695,168
Marketing	169,848	45,864	1,629,241
Office and general	5,582	7,699	234,478
Professional fees	17,597	18,525	309,125
Rent	9,058	8,712	158,489
Telephone and utilities	1,468	1,859	43,186
Training and documentation	-	-	153,154
Travel	846	105	64,770
	265,260	221,993	5,168,068

LOSS FROM OPERATIONS	(265,260)	(218,389)	(5,045,848)

Gain on license settlement	-	-	398,552
Gain on settlement of lawsuit	-	-	8,443

NET LOSS	$(265,260)	$(218,389)	$(4,638,853)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	49,578,650	33,416,650

The accompanying notes are an integral part of these interim consolidated financial statements.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			October 13,
	Three months	Three months	2000 (inception)
	ended March	ended March	to March
	31, 2007	31, 2006	31, 2007
OPERATING ACTIVITIES
Net loss	$(265,260)	$(218,389)	$(4,638,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	768	909	44,921
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	-	-	(398,552)
Issuance of shares for services rendered	215,565	89,100	1,672,982
Obligation to issue shares for services rendered	7,500	-	499,820
Stock-based compensation	-	-	11,920
Gain on settlement of lawsuit	-	-	(8,443)
Changes in operating assets and liabilities:
Prepaid expenses	1,727	3,981	-
Deferred license revenue	-	(2,140)	-
Accounts payable and accrued liabilities	36,663	(7,624)	798,720
Net cash used in operating activities	(3,037)	(134,163)	(2,017,700)

INVESTING ACTIVITIES
Acquisition of fixed assets	-	-	(24,564)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash used in investing activities	-	-	(24,490)

FINANCING ACTIVITIES
Advances (to) from related parties	(3,291)	(1,461)	3,121
Loans received	10,000	-	10,000
Net proceeds on sale of common stock and subscriptions	-	136,115	2,033,193
Net cash provided by financing activities	6,709	134,654	2,046,314

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(58)	(370)	2,014

NET INCREASE (DECREASE) IN CASH	3,614	121	6,138

CASH, BEGINNING OF PERIOD	2,527	5	3

CASH, END OF PERIOD	$6,141	$126	$6,141

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

During the three months ended March 31, 2007, the Company issued 6,500,000 shares for services valued at $130,000 and 2,600,000 shares for debt of $114,000.
2,600,000 shares for debt of $114,000.
During the three months ended March 31, 2006, the Company issued 990,000 shares for services valued at $89,100.

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) is in the development stage of operations which includes the design, marketing and sale of proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb”. The Company’s products provide high speed Internet access to schools and rural communities, in North America and internationally.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2007 the Company had a working capital deficiency of $155,092. The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US States and Canada.

NOTE 2 – CAPITAL STOCK

During the three months ended March 31, 2007, the Company issued 6,500,000 common shares for services valued at $130,000, and 2,600,000 common shares for settlement of debt valued at $114,000. During the three months ended March 31, 2007, $18,065 of the services were expensed, and the unamortized portion of the deferred compensation totalled $443,407.

The Company has received $175,122 in respect of a further private placement of common stock at a price of $0.05 per share. These shares were not issued as at March 31, 2007 and this amount is reported as private placement subscriptions within stockholders’ deficit.

By agreement dated March 7, 2007, the Company is obliged to issue 375,000 shares for $7,500 in settlement of debt. These shares were issued in April, 2007.

Effective March 1, 2003, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2003 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2003 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2003 Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the 2003 Plan. To date, 4,876,000 common shares valued at $1,066,160 relating to services provided in 2003, 2004 and 2005 has been awarded leaving a balance of 124,000 shares which maybe awarded under this plan.

Effective January 21, 2005 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2005 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2005 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2005 Plan will terminate January 21, 2010. The Company filed a Registration

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

(Unaudited)

Statement on Form S-8 to cover the 2005 Plan. To date, 4,750,000 common shares valued at $596,550 relating to services provided in 2005 and 2006 have been awarded leaving a balance of 250,000 shares which maybe awarded under this plan.

NOTE 2 – CAPITAL STOCK (continued)

Effective May 3, 2006 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2006 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2006 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 6,000,000 common shares may be awarded under this plan. The 2006 Plan will terminate April 23, 2011. The Company filed a Registration Statement on Form S-8 to cover the 2006 Plan. To date, 5,500,000 common shares valued at $790,000 relating to services provided in 2006 and 2007 have been awarded leaving a balance of 500,000 shares which maybe awarded under this plan.

Effective January 8, 2007 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2007Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2007 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 10,000,000 common shares may be awarded under this plan. The 2007 Plan will terminate on February 15, 2012. The Company filed a Registration Statement on Form S-8 to cover the 2007 Plan. To date, 6,500,000 common shares valued at $130,000 relating to services provided or to be provided has been awarded under this plan.

Stock Options

During the three months ended March 31, 2007, the Company did not grant any stock options. There were no options outstanding at December 31, 2006 or March 31, 2007.

There were no options outstanding at December 31, 2006 or March 31, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2007, a total of $6,959 (December 2006 - $10,250) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors and officers of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Three months ended March 31,
	2007	2006

Management and consulting	$48,435	$36,032
Marketing	93,784	8,445
	$142,219	$44,477

Of the amounts incurred to directors and officers, $7,219 was paid in cash and $135,000 was paid by way of 750,000 common shares for services. Refer to Note 4.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

On August 15, 2006, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide marketing services to the Company (valued at $34,000) in exchange for 200,000 shares of the Company’s common stock which were issued on August 30, 2006 The consultant will provide such services as developing sales channels of the company’s products, developing international marketing plans and maintaining customer relations and reporting to the company’s board of directors as determined by the board.

On October 30, 2006, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide marketing services to the Company (valued at $200,000) in exchange for 2,000,000 shares of the Company’s common stock which were issued on October 30, 2006. The consultant will provide such services as developing sales channels of the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

On December 20, 2006, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide marketing services to the Company (valued at $50,000) in exchange for 500,000 shares of the Company’s common stock which were issued on December 22, 2006. The consultant will provide such services as developing sales channels of the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

On March 12, 2007, the Company entered into an agreement with a consultant for a three-month term whereby the consultant will provide services to the Company (valued at $6,000) in exchange for 300,000 shares of the Company’s common stock. The consultant will provide marketing and sales plans as well as other duties to be determined by the Company’s board of directors.

On March 12, 2007, the Company entered into agreement with three consultants for a four-month term whereby the consultants will provide marketing services to the Company (valued at $54,000) in exchange for 2,700,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels for the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

On March 12, 2007, the Company entered into an agreement with a consultant for a four-month term whereby the consultant will provide marketing services to the Company (valued at $10,000) in exchange for 500,000 shares of the Company’s common stock. The consultants will provide such services as assessing and providing analysis of potential merger and acquisitions, which the Company may undertake.

On March 12, 2007, the Company entered into an agreement with a consultant for a six-month term agreement whereby the consultant will provide marketing services to the Company (valued at $60,000) in exchange for 3,000,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels of the company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the period the Company recorded costs of these services of $135,000 relating to the above contracts. At March 31, 2007, the unamortized portion of the deferred compensation totalled $443,407.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

(Unaudited)

NOTE 5 – PROPOSED MERGER

The Company signed a non-binding letter of intent agreement dated March 6, 2007 to merge with TekVoice Communications Inc. of Miami, Florida, a private Voice-Over IP telecommunications company. Terms of the merger have not been determined and are subject to completion of due diligence by both parties.

ITEM 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, AI Systems Group Inc. (formerly known as SchoolWeb Holdings Inc). For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary, AI Systems Group Inc.

The Company is continues to actively market its products SchoolWeb and HealthWeb in North America and internationally.

On March 21 2007, the Company announced that it had signed a letter of Intent to merge with TekVoice Communications of Miami FL. Alternet is currently in the final due diligence phase of completing this merger.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales

For the three months ended March 31 2007, the Company had no sales compared to sales of $3,604 for the corresponding period in 2006. Although no new sales were made this quarter, the Company is actively pursuing sales for CommunityWeb, SchoolWeb and HealthWeb systems in North America and Latin America.

Gross Profit

Gross profit was nil in the three months ended March 31, 2007 compared to $3,604 for the three months ended March 31, 2006. This was due to no new sales of the Company’s products having occurred in the current period.

Selling, General and Administrative Expenses

For the three months ended March 31 2007, the Company had office and general expenses of $5,582, marketing expenses of $169,848, management and consulting fees of $60,093, and professional fees of $17,597.

For the corresponding period in 2006 the Company incurred office and general expenses of $7,699; marketing expenses of $45,864; management and consulting fees of $138,320; and $18,525 in professional fees. The Company paid $9,058 in rent in the three months ended March 31 2007, a 4% increase over the same period in 2006, which was $8,712.

Office and general expenses decreased 37% compared to the corresponding period in 2006. Marketing expense increased 370% this period, compared to the corresponding period in 2006, and is a result of increased activity in marketing the SchoolWeb, HealthWeb and CommunityWeb products internationally. Professional fees decreased 5% in the current period compared to the corresponding period ending March 31 2006.

Management and consulting expense decreased 67% to $60,093 for the three months ended March 31 2007, compared to $138,320 in the corresponding period in 2006. The decrease was due to a decrease in management fees billed to the Company, due an increased focus on marketing the Company’s products and a decrease in product development staff expenses.

Accounts payable were $148,547 at March 31, 2007. This was a 12% reduction when compared to accounts payable of $169,539 at March 31 2006.

Net Loss

For the three months ended March 31, 2007, the Company had a net loss of $265,260 or $(0.01) per share, which was an increase of 18% when compared to the net loss for the corresponding period to March 31 2006 of $218,389 or $(0.01) per share. The increased loss was due primarily to an increase in marketing consulting expenses, which was partially offset by a reduction in management expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets and cash on hand of $6,414 as at March 31 2007. The Company also had a net loss of $265,260 during the three months ended March 31 2007.

The net loss of $265,260 was an increase of 18% when compared to a loss of $218,389 in the corresponding three months ended March 31 2006. The increased net loss was primarily due to increased activity in marketing the Company’s products internationally which was partially offset by a reduction in management expenses. The Company had a working capital deficiency of $155,092 at March 31 2007. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels, raising additional capital and achieving sales.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

TekVoice Inc. Merger Proposal

On March 21, 2007 Alternet Systems Inc. announced it had executed a letter of intent (LOI) agreement to commence with due diligence for a proposed merger with TekVoice Communications, Inc. of Miami, Florida. TekVoice is a telecommunications services company with operations in North and South America. TekVoice revenues were approximately $3 million in 2006, and the company is forecasting significant growth in 2007. The specific terms for the proposed merger are subject to further negotiations between the parties.

The combined entity will be called Alternet Systems Inc. and its primary business will be to acquire, build and operate wireless broadband networks in under-served countries in Latin America, delivering voice, data and content services to customers in these regions. Alternet will offer a portfolio of next-generation wireless broadband and telecom solutions for government, business, schools, hospitals and community residents.

Management believes that the combination of Alternet with TekVoice is the ideal strategy to achieve our goal of offering a complete wireless telecommunications solution for this growing market.

The combination of Alternet’s proprietary software systems, with the TekVoice VoIP-based telecommunications offerings, supplied over a cost-effective wireless network platform, will significantly improve the way rural telecom services, education and medical information technology are delivered in rural areas of Latin America.

About TekVoice Communications Inc.

TekVoice Communications, Inc. is a Voice over IP telecommunications company that since 2002, offers convergent voice and data services over IP networks. As a pioneer in the VoIP industry, TekVoice has been at the leading edge in the design and deployment of new products and services in the IP-based telecom sector for the corporate and residential markets. TekVoice Communications, Inc. is a U.S. corporation with offices in Miami, Dallas, Caracas, Venezuela and Lima, Peru.

Terms of the merger are to be negotiated after due diligence by both parties is completed. The company is currently in the final stages of due diligence and expects to finalize this transaction in the second quarter of 2007.

Audit Fees

During the three months ended March 31, 2007 the Company incurred approximately $16,500 in audit fees to its principal independent accountant.

Recent Accounting Pronouncements

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company issued 6,500,000 common shares for services valued at $130,000 and 2,600,000 common shares for settlement of debt valued at $114,000. During the three months ended, $18,065 of the services were expensed, the unamortized portion of the deferred compensation totalled $443,407 as at March 31, 2007.

The Company has received $175,122 in respect of a further private placement of common stock. These shares were not issued as at March 31, 2007 and this amount is reported as private placement subscriptions within stockholders’ deficit.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)           Reports on Form 8-K. The Registrant filed one report on Form 8K during the three months ended March 31 2007, on January 18 2007.

(b)           Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

14.1	Code of Business Conduct

23.1	Consent of Auditor, Dale Matheson Carr-Hilton Hilton Labonte LLP

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: May 15, 2007	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, President and Director