Form 10QSB
period 2007-06-30
ALTERNET SYSTEMS INC
filed 2007-08-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value

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

As of August 9, 2007, the Registrant had 58,731,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No [X]

PART I. - FINANCIAL INFORMATION

ITEM 1.                      CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-i

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June, 30	December 31,
	2007	2006
ASSETS	(Unaudited)
Current Assets
Cash	$64	$2,527
Prepaid expenses	-	1,727

Total Current Assets	64	4,254

EQUIPMENT – net of depreciation of $14,331 (2006 - $12,794)	9,088	10,625

TOTAL ASSETS	$9,152	$14,879

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$172,840	$215,884
Due to related parties (Note 3)	3,838	10,250

TOTAL LIABILITIES	176,678	226,134

CONTINGENCIES (Note 1)

STOCKHOLDERS’ DEFICIT

Capital Stock (Note 2)
Common stock, $0.00001 par value, 100,000,000 shares authorized
57,531,428 (2006 – 47,556,428) issued and outstanding	576	477
Additional paid-in capital	4,825,040	4,513,639
Private placement subscriptions	220,281	175,122
Accumulated other comprehensive income	1,346	2,072
Deferred compensation (Note 4)	(217,470)	(528,972)
Deficit accumulated during the development stage	(4,997,299)	(4,373,593)

TOTAL STOCKHOLDERS’ DEFICIT	(167,526)	(211,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,152	$14,879

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					Results of
					Operations
					from October
					13,
	Three months	Three months	Six months	Six months	2000 (inception)
	ended June	ended June	ended June	ended June	to June
	31, 2007	30, 2006	30, 2007	30, 2006	30, 2007
REVENUE
License fees and hardware sales	$-	$-	$-	$3,604 $	225,973

COST OF SALES
Purchases	-	-	-	-	16,393
Royalties	-	-	-	-	29,233
Installation costs and other	-	-	-	-	58,127
	-	-	-	-	103,753

GROSS PROFIT	-	-	-	3,604	122,220

OPERATING EXPENSES
Advertising and promotion	-	-	-	-	110,753
Bad debt	-	-	-	-	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	769	910	1,537	1,819	45,690
License fees	-	-	-	-	696,000
Management and consulting	74,162	108,812	134,255	247,132	1,769,330
Marketing	234,193	107,434	404,041	153,298	1,863,434
Office and general	13,064	18,194	18,646	25,893	247,542
Professional fees	21,500	11,077	39,097	29,602	330,625
Rent	9,560	8,853	18,618	17,565	168,049
Telephone and utilities	1,340	1,628	2,808	3,487	44,526
Training and documentation	-	-	-	-	153,154
Travel	3,858	11,627	4,704	11,732	68,628
	358,446	268,535	623,706	490,528	5,526,514

LOSS FROM OPERATIONS	(358,446)	(268,535)	(623,706)	(486,924)	(5,404,294)

Gain on license settlement	-	-	-	-	398,552
Gain on settlement of lawsuit	-	-	-	-	8,443

NET LOSS	$(358,446)	$(268,535)	$(623,706)	$(486,924)	$(4,997,299)
BASIC AND DILUTED NET LOSS PER
SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC AND
DILUTED	51,178,406	38,316,901	53,399,522	35,880,312

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			October 13,
	Six months	Six months	2000 (inception)
	ended June	ended June	to June
	30, 2007	30, 2006	30, 2007
OPERATING ACTIVITIES
Net loss	$(623,707)	$(486,924)	$(4,997,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,537	1,819	45,690
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	-	-	(398,552)
Issuance of shares for services rendered	501,503	89,100	1,958,919
Obligation to issue shares for services rendered	-	-	492,320
Stock-based compensation	-	-	11,920
Gain on settlement of lawsuit	-	-	(8,443)
Changes in operating assets and liabilities:
Prepaid expenses	1,727	3,981	-
Deferred license revenue	-	(2,140)	-
Accounts payable and accrued liabilities	68,456	(3,071)	830,513
Net cash used in operating activities	(50,484)	(397,235)	(2,065,147)

INVESTING ACTIVITIES
Acquisition of fixed assets	-	-	(24,564)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash used in investing activities	-	-	(24,490)

FINANCING ACTIVITIES
Advances (to) from related parties	(6,412)	(1,461)	-
Loans received	10,000	-	10,000
Net proceeds on sale of common stock and subscriptions	45,159	422,311	2,078,352
Net cash provided by financing activities	48,747	420,850	2,088,352

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(726)	3,376	1,346

NET INCREASE (DECREASE) IN CASH	(2,463)	26,991	61

CASH, BEGINNING	2,527	5	3

CASH, ENDING	$64	$26,996	$64

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:
During the six months ended June 30, 2007, the Company issued 7,000,000 shares for services valued at $190,000 and 2,975,000 shares for settlement of debt of $121,500. Refer to Note 4.
During the six months ended June 30, 2006, the Company issued 990,000 shares for services valued at $89,100.

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2007 the Company had a working capital deficiency of $176,614. The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US States and Canada.

NOTE 2 – CAPITAL STOCK

During the six months ended June 30, 2007, the Company issued 7,000,000 common shares for services valued at $190,000, and 2,975,000 common shares for settlement of debt valued at $121,500. Refer to Note 4.

The Company has received $220,281 in respect of a further private placement of common stock at a price of $0.05 per share. These shares were not issued as at June 30, 2007 and this amount is reported as private placement subscriptions within stockholders’ deficit.

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

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

(Unaudited)

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

Effective January 8, 2007 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2007 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2007 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 10,000,000 common shares may be awarded under this plan. The 2007 Plan will terminate on February 15, 2012. The Company filed a Registration Statement on Form S-8 to cover the 2007 Plan. To date, 7,000,000 common shares valued at $190,000 relating to services provided or to be provided has been awarded under this plan.

Stock Options

During the six months ended June 30, 2007, the Company did not grant any stock options. There were no options outstanding at December 31, 2006 or June 30, 2007.

There were no warrants outstanding at December 31, 2006 or June 30, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

At June 30, 2007, a total of $3,838 (December 2006 - $10,250) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors and officers of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Six months ended June 30,
	2007	2006

Management and consulting	$102,759	$71,104
Marketing	196,101	37,470
	$298,860	$108,574

Of the amounts incurred to directors and officers, $28,860 was paid in cash and $270,000 was paid by way of 1,500,000 common shares for services. Refer to Note 4.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

On March 12, 2007, the Company entered into agreement with three consultants for a four-month term whereby the consultants will provide marketing services to the Company (valued at $54,000) in exchange for 2,700,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels for the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board. One of these agreements was amended on April 12, 2007 and 500,000 shares valued at $10,000 were returned to treasury in the current period, and an additional, 300,000 shares valued at $6,000 were returned to treasury on July 27, 2007.

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

On March 12, 2007, the Company entered into an agreement with a consultant for a six-month term whereby the consultant will provide marketing services to the Company (valued at $60,000) in exchange for 3,000,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels of the company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

By agreements dated May 18, 2007 and revised on June 29, 2007, the Company entered into an agreement with a consultant for a ten-month term commencing on May 18, 2007 whereby the consultant will provide marketing services to the Company in exchange for 2,000,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels of the company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board. On May 18, 2007, 1,000,000 common shares valued at $70,000 were issued to the consultant and an additional 1,000,000 were issued in the subsequent period.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the period the Company recorded costs of these services of $501,502 relating to the above contracts. At June 30, 2007, the unamortized portion of the deferred compensation totalled $217,470.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

(Unaudited)

NOTE 5 – PROPOSED MERGER

The Company signed a non-binding letter of intent agreement dated March 6, 2007 to merge with TekVoice Communications Inc. of Miami, Florida, a private Voice-Over IP telecommunications company. Terms of the merger have not been determined and are subject to completion of due diligence by both parties.

NOTE 6 – SUBSEQUENT EVENTS

Effective July 3, 2007 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2007 B Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2007 B Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan of which 1,500,000 have been awarded subsequent to June 30, 2007. The Company filed a Registration Statement on Form S-8 to cover the 2007 B Plan.

On July 20, 2007, the Company entered into an Incentive Stock Option agreement to grant a consultant an option to purchase 500,000 common shares in the Company at an exercise price of $0.046 per share. All of the said options were exercised on July 23, 2007.

By an agreement dated August 1, 2007, the Company entered into an agreement with a consultant for a three-month term, whereby the consultant will provide a marketing plan and pricing strategies in exchange for 300,000 shares of the Company’s common stock, to be issued at the commencement of the agreement.

On August 1, 2007, the Company entered in an agreement with one of its creditors to settle $25,000 of debt in exchange for 500,000 common shares of the Company.

Refer to Note 4.

ITEM 2.                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiaries, AI Systems Group Inc. and AI Systems Group (Canada) Ltd. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries, AI Systems Group Inc. and AI Systems Group (Canada) Ltd.

The Company is continues to actively market its products SchoolWeb and HealthWeb in North America and internationally.

On March 21 2007, the Company announced that it had signed a letter of Intent to merge with TekVoice Communications of Miami FL. Alternet is currently in the final due diligence phase of completing this merger.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales

For the six months ended June 30 2007, the Company had no sales compared to $3,604 for the corresponding period in 2006. Although no new sales were made this quarter, the Company is actively pursuing sales for CommunityWeb, SchoolWeb and HealthWeb systems in North America, Latin America and internationally.

Gross Profit

Gross profit was nil in the six months ended June 30, 2007 and $3,604 for the six months ended June 30, 2006. This was due to no new sales of the Company’s products having occurred in the current period.

Selling, General and Administrative Expenses

For the six months ended June 30 2007, the Company had office and general expenses of $18,646, marketing expenses of $404,041, management and consulting fees of $134,255, professional fees of $39,097 and rent of $18,618.

For the corresponding period in 2006 the Company incurred office and general expenses of $25,893; marketing expenses of $153,298; management and consulting fees of $247,132; $29,602 in professional fees and $17,565 in rent.

Office and general expenses decreased 37% compared to the corresponding period in 2006. Marketing expense increased 260% this period, compared to the corresponding period in 2006, and is a result of increased activity in marketing SchoolWeb, HealthWeb and CommunityWeb products internationally and the Company hiring additional marketing personnel during the period.

Professional fees increased 25% in the current period compared to the corresponding period ending June 30 2006 due to increased costs of associated with the Company’s annual and interim filings.

Management and consulting expense decreased 55% to for the six months ended June 30 2007, compared to the corresponding period in 2006. The decrease was due to a reduction in management and consulting staff in the period.

Accounts payable were $172,840 at June 30, 2007. This was a 25% reduction when compared to accounts payable of $226,134 at June 30 2006. This was largely due to debt settlements totaling $121,500 that occurred in the period.

Net Loss

For the six months ended June 30, 2007, the Company had a net loss of $623,706 or $(0.01) per share, which was an increase of 22% when compared to the net loss for the corresponding period to June 30 2006 of $486,924 or $(0.01) per share. The increased loss was due primarily to an increase in marketing expenses, which was partially offset by a reduction in management expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets and cash on hand of $64 as at June 30, 2007. The Company also had a net loss of $623,706 during the six months ended June 30, 2007.

The Company had a working capital deficiency of $176,614 at June 30 2007. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on our officers, consultants and employees continuing to work for the Company for direct stock awards instead of cash, raising additional capital and achieving sales of its CommunityWeb, SchoolWeb and HealthWeb products.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

TekVoice Inc. Merger Proposal

On March 21, 2007 Alternet Systems Inc. announced it had executed a letter of intent (LOI) agreement to commence with due diligence for a proposed merger with TekVoice Communications, Inc. of Miami, Florida. TekVoice is a telecommunications services company with operations in North and South America. TekVoice revenues were approximately $3 million (unaudited) in 2006, and the company is forecasting significant growth in 2007. The specific terms for the proposed merger are subject to further negotiations between the parties.

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

This acquisition of TekVoice is still underway and the Company anticipates closing the transaction in August, 2007

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

Final terms of the merger are to be negotiated after due diligence by both parties is completed.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2007, the Company issued 7,000,000 common shares for services valued at $190,000 and 2,975,000 in settlement of debt valued at $121,500. During the six months ended June 30 2007, $106,503 of the services were expensed, the unamortized portion of the deferred compensation totalled $217,470 as at June 30, 2007.

On July 20, 2007, the Company entered into an Incentive Stock Option agreement to grant a consultant an option to purchase 500,000 common shares in the Company at an exercise price of $0.046 per share. All of the said options were exercised on July 23, 2007.

By an agreement dated August 1, 2007, the Company entered into an agreement with a consultant for a three-month term, whereby the consultant will provide a marketing plan and pricing strategies in exchange for 300,000 shares of the Company’s common stock, to be issued at the commencement of the agreement.

On August 1, 2007, the Company entered in an agreement with one of its creditors to settle $25,000 of debt in exchange for 500,000 common shares of the Company.

The Company has received $220,281 in respect of further private placements of common stock. These shares were not issued as at June 30, 2007 and this amount is reported as private placement subscriptions within stockholders’ deficit.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed one report on Form 8K during the six months ended June 30 2007, on January 18 2007.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

14.1	Code of Business Conduct

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: August 13, 2007	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, President and Director