Form 10QSB
period 2007-09-30
ALTERNET SYSTEMS INC
filed 2007-11-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of November 13, 2007, the Registrant had 62,548,428 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No [X]

2

PART I. - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September, 30	December 31,
	2007	2006
ASSETS	(Unaudited)
Current Assets
Cash	$3,036	$2,527
Prepaid expenses	854	1,727

Total Current Assets	3,890	4,254

EQUIPMENT – net of depreciation of $15,172 (2006 - $12,794)	8,247	10,625

TOTAL ASSETS	$12,209	$14,879

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$174,679	$215,884
Due to related parties (Note 3)	3,838	10,250

TOTAL LIABILITIES	178,517	226,134

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ DEFICIT

Capital Stock (Note 2)
Common stock, $0.00001 par value, 100,000,000 shares authorized
61,781,428 (2006 – 47,556,428) issued and outstanding	619	477
Additional paid-in capital	5,082,786	4,513,639
Private placement subscriptions	225,281	175,122
Obligation to issue shares (Note 6)	16,000	-
Accumulated other comprehensive income	248	2,072
Deferred compensation (Note 4)	(113,949)	(528,972)
Deficit accumulated during the development stage	(5,377,365)	(4,373,593)

TOTAL STOCKHOLDERS’ DEFICIT	(166,308)	(211,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,209	$14,879

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

					Results of
					operations from
	Three months	Three months	Nine months	Nine months	October 13,
	Ended	ended	ended	ended	2000 (inception)
	September	September	September	September	to September
	30, 2007	30, 2006	30, 2007	30, 2006	30, 2007
REVENUE
License fees and hardware sales	$-	$-	$-	$3,604 $	225,973

COST OF SALES
Purchases	-	-	-	-	16,393
Royalties	-	-	-	-	29,233
Installation costs and other	-	-	-	-	58,127
	-	-	-	-	103,753

GROSS PROFIT	-	-	-	3,604	122,220

OPERATING EXPENSES
Advertising and promotion	-	-	-	-	110,753
Bad debt	-	-	-	-	15,344
Commissions	-	-	-	-	13,439
Depreciation and amortization	769	1,130	2,306	2,949	46,459
License fees	-	-	-	-	696,000
Management and consulting	94,715	83,888	228,970	331,020	1,864,045
Marketing	238,791	109,771	642,832	263,069	2,102,225
Office and general	10,474	6,873	29,120	32,766	258,016
Professional fees	24,052	6,344	63,149	35,946	354,677
Rent	10,024	9,082	28,642	26,647	178,073
Telephone and utilities	1,241	2,364	4,049	5,851	45,767
Training and documentation	-	-	-	-	153,154
Travel	-	1,686	4,704	13,418	68,628
	380,066	221,138	1,003,772	771,666	5,906,580

LOSS FROM OPERATIONS	(380,066)	(221,138)	(1,003,772)	(708,062)	(5,784,360)

Gain on license settlement	-	-	-	-	398,552
Gain on settlement of lawsuit	-		-		8,443

NET LOSS	$(380,066)	$(221,138)	$(1,003,772)	$(708,062)	$(5,377,365)

BASIC AND DILUTED NET LOSS PER
SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING – BASIC AND
DILUTED	60,105,341	43,460,298	55,659,358	38,434,739

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			October 13,
	Nine months	Nine months	2000 (inception)
	ended	ended	to
	September	September	September
	30, 2007	30, 2006	30, 2007
OPERATING ACTIVITIES
Net loss	$(1,003,772)	$(708,062)	$(5,377,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,306	2,949	46,459
Gain on disposal of assets	-	-	(215)
Gain on settlement of debt	-	-	(398,552)
Issuance of shares for services rendered	721,423	196,100	2,178,840
Obligation to issue shares for services rendered	16,000	-	508,320
Stock-based compensation	48,639	-	60,559
Gain on settlement of lawsuit	-	-	(8,443)
Changes in operating assets and liabilities:
Prepaid expenses	873	3,981	(854)
Deferred license revenue	-	(2,140)	-
Accounts payable and accrued liabilities	108,495	27,860	870,552
Net cash used in operating activities	(106,036)	(479,312)	(2,120,699)

INVESTING ACTIVITIES
Acquisition of fixed assets	-	(1,959)	(24,564)
Cash acquired on reverse acquisition of SchoolWeb	-	-	74
Net cash used in investing activities	-	(1,959)	(24,490)

FINANCING ACTIVITIES
Advances (to) from related parties	(6,412)	2,555	-
Loans received	10,000	-	10,000
Net proceeds on sale of common stock and subscriptions	104,709	478,814	2,137,902
Net cash provided by financing activities	108,297	481,369	2,147,902

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,752)	3,271	320

NET INCREASE IN CASH	509	3,369	3,033
CASH, BEGINNING	2,527	5	3

CASH, ENDING	$3,036	$3,374	$3,036

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

During the nine months ended September 30, 2007, the Company issued 8,900,000 shares for services valued at $306,400 and 3,875,000 shares for settlement of debt of $159,700. Refer to Note 4.

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
September 30, 2007

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007 the Company had a working capital deficiency of $174,627. The Company has incurred losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. It is management's intention to continue to pursue market acceptance for its proprietary software and hardware systems technology, to settle its outstanding debts and to identify funding sources until such time that there is sufficient operating cash flow to fund operating requirements. Funding for continuing operations will be pursued on a private placement basis with qualified investors in applicable US States and Canada.

NOTE 2 – CAPITAL STOCK

During the nine months ended September 30, 2007, the Company issued 8,900,000 shares for services valued at $306,400, 1,450,000 shares on exercise of stock options to net proceeds of $54,550 and 3,875,000 shares for settlement of debt of $159,700. Refer to Note 4.

The Company has received $225,281 (December 31, 2006 - $175,122) in respect of a further private placement of common stock at a price of $0.05 per share. These shares were not issued as at September 30, 2007 and this amount is reported as private placement subscriptions within stockholders’ deficit.

Effective March 1, 2003, the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2003 Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2003 Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The 2003 Plan will terminate February 29, 2008. The Company filed a Registration Statement on Form S-8 to cover the 2003 Plan. To date, 4,876,000 common shares valued at $1,066,160 relating to services provided have been awarded leaving a balance of 124,000 shares which maybe awarded under this plan.

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
September 30, 2007

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

Effective July 3, 2007 the Company adopted a Retainer Stock Plan for Employees, Directors and Consultants (the “2007 B Plan”) for the purpose of providing the Company with the means to compensate employees, directors and consultants for their efforts in furthering the business development of the Company. The 2007 B Plan allows for direct awards of common stock as a reward or incentive to employees or as consideration to directors or consultants for their services. A total of 5,000,000 common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to cover the 2007 B Plan. To date, 3,350,000 common shares valued at $165,039 relating to stock options granted and services provided or to be provided has been awarded under this plan.

Stock Options

On July 20, 2007, the Company granted a total of 500,000 stock options to a consultant at an exercise price of $0.046 per common share under the 2007 B Plan. This option vested immediately and expires on September 18, 2008. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4.25% and an expected volatility of 203% resulting in a stock based compensation expense of $24,850. All of the stock options were exercised on July 20, 2007.

On August 22, 2007, the Company granted a total of 200,000 stock options to a consultant at an exercise price of $0.034 per common share under the 2007 B Plan. This option vested immediately and expires on September 18, 2008. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4.25% and an expected volatility of 203% resulting in a stock based compensation expense of $4,182. All of the stock options were exercised on August 22, 2007.

On August 22, 2007, the Company granted a total of 450,000 stock options to two consultants at an exercise price of $0.033 per common share under the 2007 B Plan. This option vested immediately and expires on September 18, 2008. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4.25% and an expected volatility of 203% resulting in a stock based compensation expense of $9,473. All of the stock options were exercised on August 22, 2007.

On September 5, 2007, the Company granted a total of 300,000 stock options to consultants at an exercise price of $0.033 per common share under the 2007 B Plan. This option vested immediately and expires on September 18, 2008. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4.25% and an expected volatility of 203% resulting in a stock based compensation expense of $10,134. All of the stock options were exercised on September 5, 2007.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

(Unaudited)

NOTE 2 – CAPITAL STOCK (continued)

A summary of the stock options are as follows:

	2007
	Number of	Weighted
	Options	Average
		Exercise Price
Opening balance	-	$-
Granted during the period	1,450,000	0.038
Exercised during the period	(1,450,000)	0.038
Closing balance	-	$-

Option pricing models require the input of highly subjective assumptions including their life and expected price volatility. Changes in these subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable measure of the fair value of the Company’s share purchase options.

There were no warrants outstanding at December 31, 2006 or September 30, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2007, a total of $3,838 (December 2006 - $10,250) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

The following amounts were incurred to directors and officers of the Company or its subsidiary, a company with a director in common and a company controlled by a shareholder of the Company.

	Nine months ended September 30,
	2007	2006

Management and consulting	$127,115	$113,094
Marketing	236,201	115,667
	$363,325	$228,761

Of the amounts incurred to directors and officers, $48,325 was paid in cash and $315,000 was paid by way of 2,250,000 common shares for services. Refer to Note 4.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

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

By agreements dated May 18, 2007 and revised on June 29, 2007, the Company entered into an agreement with a consultant for a ten-month term, commencing on May 18, 2007 whereby the consultant will provide marketing services to the Company in exchange for 2,000,000 shares of the Company’s common stock. The consultant will provide such services as developing sales channels of the company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board. On May 18, 2007, 1,000,000 common shares valued at $70,000 were issued to the consultant and an additional 1,000,000 common shares valued at $55,000 were issued on July 3, 2007.

On August 1, 2007, the Company entered into agreement with two consultants for a three-month term whereby the consultants will provide marketing services to the Company (valued at $63,400) in exchange for 1,100,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels for the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

ALTERNET SYSTEMS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

(Unaudited)

NOTE 4 – DEFERRED COMPENSATION (continued)

On August 15, 2007, the Company entered into agreement with a consultant for a one-month term whereby the consultant will provide marketing services to the Company (valued at $5,000) in exchange for 100,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels for the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the period the Company recorded costs of these services of $721,423 relating to the above contracts. At September 30, 2007, the unamortized portion of the deferred compensation totalled $113,949.

NOTE 5 – PROPOSED MERGER

The Company signed a non-binding letter of intent agreement dated March 6, 2007 to merge with TekVoice Communications Inc. of Miami, Florida, a private Voice-Over IP telecommunications company. Terms of the merger have not been determined and are subject to completion of ongoing due diligence by both parties.

NOTE 6 – SUBSEQUENT EVENTS

On October 23, 2007, the Company has issued 800,000 shares to a consultant in settlement of services rendered in the current period and valued at $16,000. The amounts have been reported as a liability to issue share as at September 30, 2007.

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

The Company is /continues to actively market its products SchoolWeb and HealthWeb in North America and internationally.

On March 21 2007, the Company announced that it had signed a letter of Intent to merge with TekVoice Communications of Miami FL. Alternet is currently in the final due diligence phase of completing this merger.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales

For the nine months ended September 30 2007, the Company had no sales compared to $3,604 for the corresponding period in 2006. Although no new sales were made this quarter, the Company is actively pursuing sales for SchoolWeb TM, HealthWeb TM and CommunityWeb TM wireless broadband systems in North America and Latin America.

Gross Profit

Gross profit was nil in the nine months ended September 30, 2007 and $3,604 for the nine months ended September 30, 2006. This was due to no new sales of the Company’s products having occurred in the current period.

Selling, General and Administrative Expenses

For the nine months ended September 30 2007, the Company had office and general expenses of $29,120, marketing expenses of $642,832, management and consulting fees of $228,970, professional fees of $63,149 and rent of $28,642.

For the corresponding period in 2006 the Company incurred office and general expenses of $32,766; marketing expenses of $263,069; management and consulting fees of $331,020; $35,946 in professional fees and $26,647 in rent.

Office and general expenses decreased 9% compared to the corresponding period in 2006. Marketing expense increased 144% this period, compared to the corresponding period in 2006, and is a result of increased activity in marketing SchoolWeb, HealthWeb and CommunityWeb wireless broadband products internationally, and the Company hiring additional marketing personnel during the period.

Professional fees increased 75% in the current period compared to the corresponding period ending September 30 2006 due to increased costs of associated with the Company’s potential merger with TekVoice, and annual and interim filings.

Management and consulting expense decreased 31% to for the nine months ended September 30 2007, compared to the corresponding period in 2006. The decrease was due to a reduction in management and consulting staff in the period.

Accounts payable and amounts due to related parties totaled $178,517 at September 30, 2007. This was a 10% reduction when compared to accounts payable and amounts due to related parties of $198,877 at September 30, 2006.

Net Loss

For the nine months ended September 30, 2007, the Company had a net loss of $1,003,772 or $(0.02) per share, which was an increase of 30% when compared to the net loss for the corresponding period to September 30 2006 of $708,062 or $(0.02) per share. The increased loss was due primarily to an increase in marketing expenses, which was partially offset by a reduction in management expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $3,890 as at September 30, 2007. The Company also had a net loss of $1,003,772 during the nine months ended September 30, 2007.

The Company had a working capital deficiency of $174,627 at September 30 2007. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on our officers, consultants and employees continuing to work for the Company for direct stock awards instead of cash, raising additional capital and achieving sales of its CommunityWeb, SchoolWeb and HealthWeb products.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

TekVoice Inc. Merger Proposal

On March 21, 2007 Alternet Systems Inc. announced it had executed a letter of intent (LOI) agreement to commence with due diligence for a proposed merger with TekVoice Communications, Inc. of Miami, Florida. TekVoice is a telecommunications services company with operations in North and South America. TekVoice’s audited revenue for 2006 was $3,344,903 million.

The specific terms for the proposed merger are subject to further negotiations between the parties.

The combined entity will be called Alternet Systems Inc. and its primary business will be to acquire, build and operate wireless broadband networks in under-served countries in Latin America, delivering voice, data and content services to customers in these regions. Alternet envisions offering a portfolio of next-generation wireless broadband and telecom solutions for government, business, schools, hospitals and community residents, including local and long-distance telecom services.

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

The acquisition of TekVoice is still underway and although the Company anticipates closing the transaction in the near future, management cannot give an exact time frame for completion.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On March 14, 2005 the Company was named as a defendant in a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Vancouver Registry in which the Native Trade and Investment Association requested an order to pay the Plaintiff Cdn $53,500 and 100,000 common shares for trade shows attended by the Company. On February 6 2007 The Supreme Court of British Columbia ordered the Company to pay NITA C$53,500 plus interest of C$4,126 and costs of C$5,673 and 100,000 common shares. As a result of the settlement, the Company recorded a net gain of $8,443 in 2006.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, the Company issued 8,900,000 shares for services valued at $306,400, 1,450,000 shares on exercise of stock options to net proceeds of $54,550 and 3,875,000 shares for settlement of debt of $159,700.

The Company has received $225,281 in respect of a further private placement of common stock at a price of $0.05 per share. These shares were not issued as at September 30, 2007 and this amount is reported as private placement subscriptions within stockholders’ deficit.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K. The Registrant filed two reports on Form 8K during the nine months ended September 30 2007, on January 18 2007 and September 17 2007.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

14.1	Code of Business Conduct

31.1	Section 302 Certifications - CEO

31.2	Section 302 Certifications - CFO

32.1	Section 906 Certifications - CEO

32.2	Section 906 Certifications - CFO

SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: November 13, 2007	By:	/s/Patrick Fitzsimmons
Patrick Fitzsimmons, President and Director