Form 10KSB
period 2007-12-31
ALTERNET SYSTEMS INC
filed 2008-03-31
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Of the 11,853,146 shares of voting stock of the registrant issued and outstanding as of March 24, 2008, 5,974,842 shares are held by non-affiliates.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24 2008, 2008 was approximately $2,867,924 based upon the closing price per share of the registrant's common shares of $0.48 on that date.

The issuer had revenues of $3,161,118 for the fiscal year ended December 31, 2007.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2007
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

Company History and Business

Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000 under the name North Pacific Capital Corp. On June 26, 2000 the Company increased its authorized share capital from 20,000 shares with no par value to 100,000,000 shares with a par value of $0.00001. On December 20, 2001 the Company received shareholder approval to change its name from North Pacific Capital Corp. to "SchoolWeb Systems Inc.".

On April 26, 2002, the Company received shareholder approval to change its name from SchoolWeb Systems Inc. to Alternet Systems, Inc. and in May of 2002 this change of name was completed.

Alternet Systems, Inc. develops, markets and sells Internet application systems and software, marketed under the names "SchoolWeb" and HealthWeb.

Each SchoolWeb "system" or software / hardware package is comprised of the SchoolWeb virtual library software, Linux Operating System, a network server, redundant file system, software configuration, SchoolWeb user license, 24 hour technical support , on-site installation(provided by resellers and distributors), training , system maintenance and 5X9 on-site warranty.

A SchoolWeb system and software were sold to Burnaby School District, near Vancouver, Canada. Burnaby School District placed an order for SchoolWeb for installation in 52 schools. This installation was completed in February of 2003.

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

The Company anticipates that it will begin the process of registering the "HealthWeb" name. There can be no guarantee that all, or any, of these names will be successfully registered in the United States or Canada.

TekVoice Inc. Merger

Alternet Systems Inc. executed a merger with TekVoice Communications, Inc. of Miami, Florida, on December 31, 2007. TekVoice is a telecommunications services company with operations in North America and Latin America. TekVoice revenues exceeded $3 million in 2007 and 2006.

The combined entity is called Alternet Systems Inc. and its primary business is delivering telecom services; education / healthcare application software and content; and transaction services to customers primarily located in Latin America, North America and the Caribbean. Alternet offers a portfolio of next-generation solutions for government, business, schools, hospitals and residents in this region.

Management believes that the combination of Alternet with TekVoice is the ideal strategy to achieve our goal of offering a complete telecom, application software and transactions solution for this growing market.

The combination of Alternet’s proprietary software systems, with the TekVoice VOIP-based telecommunications offerings, will significantly improve the way telecom services, education / medical information technology and transaction services are delivered in all areas of Latin America.

About TekVoice Communications Inc.

TekVoice Communications, Inc. is a Voice over IP telecommunications company that since 2002, offers convergent voice and data services over IP networks. With sales of over $3 million in both 2006 and 2007, it has capitalized on its in-depth knowledge of the Hispanic and Latin American market, the quality of its telecommunications network and the dramatic cost savings that the network delivers to its customers. As a pioneer in the VOIP industry, TekVoice has been at the leading edge in the design and deployment of new products and services for the corporate and residential markets. TekVoice Communications, Inc. is a U.S. corporation with offices in Miami, Florida.

On December 31, 2007, Alternet Systems, Inc. (the “Company”) Fabio Alvino, Eduardo & Monica Bello, Henryk Dabrowski, Manfred Koroschetz, New Market Technology, Inc., John Puente, Red Hawke, Inc., Hector Rodriguez (each, a “Transferor” and collectively, the “Transferors”) and TekVoice Communications, Inc. (“TekVoice”)entered into and closed a Stock Acquisition Agreement (the “Agreement”) pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TekVoice from the Transferors in consideration for an aggregate amount of four million (4,000,000) shares of common stock of the Company (the “Acquisition Shares”). In addition to the Acquisition Shares, the Transferors, in the aggregate, shall be entitled to receive an up to an additional two million (2,000,000) shares of common stock of the Company if TekVoice’s sales for the fiscal year ending December 31, 2008 exceed sales for fiscal year ended December 31, 2007 by twenty percent (20%) (the “Additional Consideration”). In the event the Company is merged with another entity prior to December 31, 2008, the Additional Consideration shall be issued to the Transferors on the day immediately prior to the day that such merger takes place. The Transferors shall be entitled to appoint three (3) members to the Company’s board of directors, effective at the closing, provided , however , in no event shall Transferors be required to appoint a member to the Company’s Board of Directors.

Item 2.	Description of Property

The Company does not own any real property as of March 13, 2008.

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

A Schedule 14A Definitive Proxy was submitted to a vote of security holders at the Annual General Meeting on December 27, 2007. The following matters were submitted to a vote.

1. To elect the three (3) nominees as Directors of the Company until the next Annual Meeting of shareholders or until their respective successors shall be elected and qualified: Patrick Fitzsimmons, Robin Bjorklund and; Henryk Dabrowski.

2. To approve the appointment of Dale Matheson Carr-Hilton Labonte as the Company’s independent auditors for the present fiscal year and succeeding years and empower the Board of Directors to appoint successors to Dale Matheson Carr-Hilton Labonte if they choose to do so;

3. To approve the Company’s proposed stock-based incentive option compensation plan;

4. To approve the change of the Company’s fiscal year end from December 31 to November 30;

5. To approve a consolidation of the Company’s common shares outstanding of 10 old shares for 1 new share.

6. To consider any other matter that properly may come before the meeting or any adjournment thereof.

All matters were passed by a majority of shareholders of Alternet Systems Inc.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCBB under the symbol “ALYI ”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2007	HIGH	LOW

First Quarter	$0.06	$0.02
Second Quarter	$0.03	$0.075
Third Quarter	$0.065	$0.04
Fourth Quarter	$0.025	$0.045

Holders of Common Stock

On December 31, 2007, there were approximately 96 holders of record of our common stock and there were 62,781,460 shares outstanding. There are 205 indirect holders of common shares in outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 96 registered shareholders and 205 non-registered shareholders at December 31, 2007.

Share Capital Consolidation

At the Annual General Meeting held on December 27 2007, shareholders approved a consolidation of the Company’s common shares outstanding, of ten (10) old shares for one (1) new share. This consolidation became effective on January 24 2008, at which time the total issued and outstanding common shares of the Company was 6,278,146.

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities (Prior to Reverse Split)

Sales in 2007

On August 20, 2007 the Company issued a total of 300,000 shares at a price of $0.05 to one person resident in the United States.

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

Where the offerings described in “Sales in 2007” and “Sales in 2006” above were made to Canadian residents they were undertaken under Regulation S and they were made under Rule 903 (Category 3, equity securities) and:

  the sale was made in an offshore transaction;

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

RECENT ISSUANCE OF NON- RESTRICTED STOCK (Prior to Reverse Split)

Issuance in 2007

On March 12 2007, the Company issued 5,700,000 common shares at a price of $0.02 per share pursuant to the Company’s S8 Registration filed on February 5 2007 to 7 individuals under the terms of management and marketing consulting agreements by which they provided management and product marketing consulting services to the Company.

On March 12 2007, the Company issued 2,600,000 common shares at a price of $0.02 per share pursuant to the Company’s S8 Registration filed on February 5 2007 to 2 individuals under the terms of an agreement by which they provided services to the Company.

On April 24 2007, the Company issued 375,000 common shares at a price of $0.02 per share pursuant to the Company’s S8 Registration filed on February 5 2007 to 1 individual under the terms of a management consulting agreement by which they provided management consulting services to the Company.

On July 3 2007, the Company issued 2,000,000 common shares at a price of $0.05 per share pursuant to the Company’s S8 Registration filed on July 3 2007 to 1 individual under the terms of a marketing consulting agreement by which they provided product marketing consulting services to the Company.

On July 20 2007, the Company issued 500,000 common shares exercised under the Company’s Employee Stock Option program, registered pursuant to the Company’s S8 Registration filed on July 3 2007, to 1 individual.

On August 7 2007, the Company issued 500,000 common shares at a price of $0.05 per share pursuant to the Company’s S8 Registration filed on July 3 2007 to 1 individual under the terms of a management consulting agreement by which they provided management consulting services to the Company.

On August 8 2007, the Company issued 300,000 common shares at a price of $0.05 per share pursuant to the Company’s S8 Registration filed on July 3 2007 to 1 individual under the terms of a management consulting agreement by which they provided management consulting services to the Company.

On August 22 2007, the Company issued 1,000,000 common shares at a price of $0.04 per share pursuant to the Company’s S8 Registration filed on July 3 2007 to 4 individuals under the terms of management and marketing consulting agreements by which they provided management and product marketing consulting services to the Company.

On August 22 2007, the Company issued 650,000 common shares exercised under the Company’s Employee Stock Option program, registered pursuant to the Company’s S8 Registration filed on July 3 2007, to 3 individuals.

On September 5 2007, the Company issued 300,000 common shares exercised under the Company’s Employee Stock Option program, registered pursuant to the Company’s S8 Registration filed on July 3 2007, to 1 individual.

On December 6 2007, the Company issued 1,000,000 common shares exercised under the Company’s Employee Stock Option program, registered pursuant to the Company’s S8 Registration filed on July 3 2007, to 1 individual.

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

RETAINER STOCK PLAN – 2007B

The Company adopted a retainer stock plan on July 3 2007. The 2007 B Retainer Stock Plan authorizes the issuance of a maximum of 5,000,000 shares of our common stock granted to our or our subsidiary’s employees or directors and to consultants performing work for us or our subsidiary, in lieu of cash compensation. All of the shares issuable under the 2007 B Retainer Stock Plan were registered under a Registration Statement on Form S-8.

RETAINER STOCK PLAN – 2008

The Company adopted a retainer stock plan on January 29 2008. The 2008 Retainer Stock Plan authorizes the issuance of a maximum of 6,000,000 shares of our common stock granted to our or our subsidiary’s employees or directors and to consultants performing work for us or our subsidiary. All of the shares issuable under the 2008 Retainer Stock Plan were registered under a Registration Statement on Form S-8.

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

Results of Operations :

Results for the year ended December 31, 2007 compared to the year ended December 31, 2006.

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiaries, AI Systems Group Inc. and AI Systems Group Canada Inc.

In addition, with the closing of the Stock Purchase Agreement on December 31, 2007, the Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary, TekVoice Communications Inc. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries above and TekVoice Communications Inc.

Management believes that the combination of Alternet with TekVoice is the ideal strategy to achieve our goal of offering a complete telecommunications, applications and transactions solution for this growing market.

Net Sales

For the year ending December 31, 2007, the Company had sales of $3,161,118. During the corresponding year ended December 31, 2006, the Company had sales of $3,344,740. The 9.46% decrease in sales is attributable to the fact that the Company re-organized its sales and marketing personnel and has been integrating the new personnel over the past year. In 2007, the Telecommunication Services division contributed 100% of the Company’s revenue.

The objective of the Company’s marketing plan is to have three distinct product divisions over the next twelve months: Telecommunication Services; Application Services for Education and Healthcare; and Electronic Transaction Services.

Net Loss

For the year ending December 31, 2007, the Company had a net loss of $320,321 or ($0.03) per share, which was a decrease of 43% when compared to the net loss for the corresponding year to December 31, 2006 of $553,314 or $(0.07) per share. The decreased loss was due primarily to; no goodwill impairment charges occurring in the year ended December 31 2007 compared to $741,000 in the year ended December 31, 2006, and an increase in other income of $144,997. The net loss from operations before other items for the year ended December 31 2007 was $469,612, compared to the net profit from operations before other items of $172,173, for the year ended December 31 2006. This was primarily due to an increase in management fees and commissions paid.

Gross Profit

Gross Profit was $1,052,911 in the year ended December 31 2007, compared to $804,596 for the year ended December 31, 2006. This represents an 8% increase when compared to last year and is primarily due to reduced direct cost of sales for the year ended December 31 2007.

Selling, General and Administrative Expenses

For the year ended December 31 2007 the Company incurred office and general expenses of $41,225, which was an increase of 660% from the $6,215 incurred in the previous year ending December 31 2006. Marketing expenses of $7,420 were 30% higher than the marketing expenses of $5,128 for the year ending December 31 2006.

Management and consulting fees of $676,794 represents a 250% increase from the management and consulting fees of $265,790 incurred in the year ending December 31 2006. Professional fees of $17,525 were incurred in the period ending December 31 2007, which was a 70% reduction from the professional fees of $60,910 incurred in the previous year ending December 31 2006. The increase in management consulting expense for the year ended December 31 2007 is a result of increased staffing levels compared to the corresponding year ending December 31, 2006.

Accounts payable were $394,095 at December 31 2007, which was a 250% increase when compared to accounts payable of $182,736 at December 31 2006. Accounts receivable were $430,497 for the year ended December 31 2007 which was a 38% reduction from accounts receivable of $691,534 for the previous year ended December 31 2006.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at December 31, 2007, the Company had $18,604 cash in the bank, prepaid expenses of $12,107, accounts receivable of $430,497 and accounts payable of $394,095. The Company is currently pursuing financing to fund ongoing operations and to pay current debts. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

PLAN OF OPERATION

Over the next 12 months, the Company will be concentrating on marketing its telecommunications products and SchoolWeb, HealthWeb software systems in North America / Latin America and internationally.

Sales and marketing is accomplished through the Company’s existing sales staff, who contact potential clients through personal sales, trade shows and industry associations.

Sales will come from organic growth from its existing operations. Company has identified two strategic acquisition targets, and is in preliminary discussions and discovery processes, to determine its value and requirements.

Company has initiated the execution of framework agreements with critical vendors, to launch the transaction based services. We are initially pursuing opportunities in the Mass

Transportation Management and Fare Collection management, expanding in retail points of sale and enabling the use of the mobile phone as a personal financial tool. We have also initiated a program to participate in the money remittance service industry, by enabling technologies that will allow the remitter to make “mobile to mobile”, “mobile to cash” and “mobile to ATM” remittances.

A structured plan has been defined to pursue immediate opportunities. Management has identified and contacted initial prospects. The needs and opportunities of these initial prospects have been identified and we are preparing offers and agreements. Management expects to close initial sales in its new line of business in the 2nd Quarter 2008.

Additionally, Company personnel will be making presentations on the electronic transaction services that will be offered by Alternet, for the telecom, financial, utilities and transportation sectors.

Currently our sales and business development partners have identified and pursued projects in Colombia, Guatemala, Panama, Mexico and the United States.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future.

Senior management is being expanded with the entrance of Vice President of Finance. The position’s main responsibilities are the financial management of the company, the preparation of budgets and cash control of the subsidiaries, the establishment of appropriate controls between the Company and its projects, the evaluation of new projects and the supervision of the Company performance, always oriented to meet its financial and operational goals. The Vice President of Finance will work with the Chief Executive Officer and the Chief Financial Officer, in preparing forward looking statements and projections, as well as reporting to the Board of Directors on the cash situation of the company and financial resources needed.

The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

FUNDS REQUIRED FOR OPERATIONS

The Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Management Fees and Salaries	$70,000
Product Development Expense:	$5,000
Office Rent	$4,500
Telephones	$2,000

Travel	$20,000
Marketing Expenses	$5,000
Professional Fees	$1,500

Accounting fees	$2,000
Total Monthly Expenses:	$110,000

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

  The Company may be unable to market and sell its software and telecommunications products;
  The Company has a history of operating its software business at a significant loss;
  The Company requires additional equity financing to continue operations and may be unable to obtain this financing;
  If further equity financing is obtained, it will dilute the value of existing shareholders’ stock;
  The Company has limited working capital with which to continue operations;
  The telecom and software industries are extremely competitive and the Company faces competition from more established distributors and producers with greater financial resources and established sales and distribution capabilities;
  The Company has a significant number of shares outstanding which may be eligible for resale under Rule 144 and which, if sold, could depress the market price of the Company’s shares;
  The profit margins in the telecom industry have been steadily eroding such that, even if it is able to make sales for its products, the Company may be unable to do so at a profitable margin.
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

Change in Accountant

On March 12 2008 the Board of Directors of Alternet Systems Inc., unanimously approved the appointment of Pollard-Kelley Auditing Services Inc. as the Company’s auditor, replacing Dale Matheson Carr Labonte Ltd.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer /Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

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

Name	Position	Term of Office*1*2
Henryk Dabrowski	President, Chairman and Director	Expires at next AGM
Patrick Fitzsimmons	Secretary, Treasurer, and Director	Expires at next AGM
Manfred Koroschetz	Director	Expires at next AGM
Robin Bjorklund	Director	Expires at next AGM

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.
2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Henryk Dabrowski, President and Chairman

Mr Dabrowski has over 20 years experience in the information technology industry, data network and telecommunications industry. He is President of TekVoice Communications Inc., a Miami FL – based Voice over IP telecommunications company that merged with Alternet Systems Inc.

Mr Dabrowski served as COO/President of Vox2Vox Communications in Miami, a multi million dollar IP telecommunications and value added services company, with presence in Europe (Italy, Spain, Portugal and Turkey) and Latin America (Brazil, Venezuela, Mexico and Argentina) part of Ella Cisneros Communications Holdings (ECC Holdings).

He has extensive experience in the US, Europe and Latin American markets, is fluent in 4 languages and holds an MBA from Universidad Metropolitana.

Mr. Manfred Koroschetz - Director, Chief Technical Officer

Mr. Koroschetz is the Chief Technology Officer of TekVoice Communications Inc. which merged with Alternet Systems Inc.

Previous to TekVoice, Mr. Koroschetz was Chief Technology Officer at Vox2Vox Communications, responsible for the design and implementation of the VoIP network, creating and delivering voice services for end-users, integrating Internet and voice technologies over 12 countries, spanning Europe and the Americas. He also managed the budget for technical operations.

Mr. Koroschetz was co-founder and served as Director of Technology at RKM IT Solutions of Caracas, Venezuela, providing technology strategies and creating the technical vision of the company.

Previously, for over 10 years he was with Telenorma, Venezuela, where he held positions in the capacity of Quality Assurance Manager, Manufacturing Manager and Logistics Manager for its Latin America operations.

He has more than twenty years of systems integration experience, implementing and pioneering technologies such as unified messaging and directory services.

Mr. Koroschetz graduated from the University of Bologna, Italy, in Electronic Engineering, specializing in Data Networking, and is fluent in 4 languages.

Patrick Fitzsimmons, Vice President and Director

Pat Fitzsimmons, age 54. Mr. Fitzsimmons has extensive sales and management experience gained from a 28-year career in the high-technology sector. Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, and Newbridge Networks, offering a wide range of technology solutions. Previuos to joining Alternet Systems Inc. he was Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Robin Bjorklund, Director,

Robin Bjorklund, age 42. Mr. Bjorklund has an extensive background in building successful multi-million dollar companies from start-up to profitability. Over the past 5 years he has worked as a venture capitalist and as a consultant with Alternet Systems Inc.

Item 10.	Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Henryk Dabrowski President and Chairman	2007	0	0	0	0	0	0	0
Patrick Fitzsimmons Director, Treasurer	2007 2006	45,500 44,050	0 0	0 0	0 75,000	0 1,000,000	0 0	0 0
Robin Bjorklund Director	2007	72,495	0	0	0	1,000,000	0	0
Manfred Koroschetz Director, Chief Technical Officer	2007	0	0	0	0	0	0	0

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2007 (6,278,146 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski	President, Director,	0
Patrick Fitzsimmons 1406-151 E. Keith Rd. N. Vancouver, BC V7L 4M3	Director, Secretary/ Treasurer	234,500
Manfred Koroschetz	Director,	0
Robin Bjorklund	Director	1,350,000
Directors, Officers and 5% stockholders in total		1,584,500

Item 12.	Certain Relationships and Related Transactions

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

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed reports on Form 8-K on January 19 2007, September 18 2007, and three reports on Form 8K subsequent to the year ended December 31 2007 on January 8 2008, January 16 2008 and March 19, 2008 on the SEC’s EDGAR system available at www.sec.gov.

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

Audit Fees

During the years ended December 31, 2007 and December 31, 2006, the Company will incur approximately $26,000 and has incurred $26,000 respectively, in fees to its principal independent accountants for professional services rendered in connection with the audits of the Company’s financial statements. Included in these amounts are billing for other accounting services consisting solely of review of the Company’s quarterly reports filed on Form 10-QSB for the periods ended March 31, June 30, and September 30.

Audit-related Fees

During the years ended December 31, 2007 and 2006, the Company did not incur any audit-related fees for professional services rendered by its principal independent accountant.

Tax Fees

During the years ended December 31, 2007 and 2006, the Company did not incur any fees for tax compliance, advisory or planning services rendered by its principal independent accountant.

During fiscal year ended December 31, 2007, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company’s information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During the years ended December 31, 2007 and 2006, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on EDGAR on November 6, 2000)
3.2	Certificate of amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 on the report on Form 8-K filed on May 23, 2002)
14.1	Code of Business Conduct
23.1	Consent of Auditor, Dale Matheson Carr-Hilton LaBonte LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS, INC.

Dated: March 30, 2008	By:	/s/ Henryk Dabrowski
Henryk Dabrowski, President and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 2008	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Director, Secretary,
Treasurer

Dated: March 30, 2008	By:	/s/ Henryk Dabrowski
Henryk Dabrowski, President and Director

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services	4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

Alternet Systems, Inc. and Subsidiaries
Miami, FL

We have audited the accompanying balance sheets of Alternet Systems, Inc. and Subsidiaries as of December 31, 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the one year in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 the Company has not generated significant profits to date. This factor among others raises substantial doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning this matter are also discussed in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007, and the results of its operations and it cash flows for the one year in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
March 29, 2008

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services	4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

TekVoice Communications, Inc.
Miami, FL

We have audited the accompanying balance sheets of TekVoice Communications, Inc. as of December 31, 2006, and the related statements of income, changes in stockholders’ equity, and cash flows for the one year in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 the Company has not generated significant profits to date. This factor among others raises substantial doubt the Company will be able to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning this matter are also discussed in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006, and the results of its operations and it cash flows for the one year in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
October 8, 2007

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEET

As at December 31, 2007

	December	December
	31, 2007	30, 2006
ASSETS
Current Assets
Cash	$18,604	$43,761
Accounts receivable	430,497	691,534
Prepaids and deposits	12,107	4,889

Total Current Assets	461,208	740,184

Fixed Assets - net of depreciation	7,551	42,865

TOTAL ASSETS	$468,759	$783,049

LIABILITIES
Current Liabilities
Accounts payable	$394,095	$182,736
Accrued taxes	66,385	15,718
Due to related parties	41,397	107,892

Total Current Liabilities	501,877	306,346

Long Term Debt	147,000	135,000

TOTAL LIABILITIES	648,877	441,346

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 4)	103	9,051
Additional paid-in capital	3,424,336	3,818,697
Private placement subscriptions	231,487	-
Deferred compensation	(29,677)	-
Deficit	(3,806,367)	(3,486,045)

TOTAL STOCKHOLDERS' DEFICIENCY	(180,221)	332,652

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$468,656	$773,998

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

(Unaudited)

	Year ended	Year ended
	December	December
	31, 2007	31, 2006
REVENUE
Sales	$3,161,118	$3,344,740

COST OF SALES
Direct Cost of Sales	2,108,207	2,540,144

GROSS PROFIT	1,052,911	804,596

OPERATING EXPENSES

Bad Debt	51,682	55,550
Bank Charges and Interest	29,095	27,183
Commissions	535,570	3,229
Depreciation and Amortization	42,251	106,495
License Fees	3,038	469
Management and Consulting	676,794	265,790
Marketing	7,421	5,128
Office and General	41,225	6,215
Professional fees	17,525	60,910
Rent	21,600	10,000
Salaries	70,202	68,903
Telephone and Utilities	12,114	20,866
Travel	14,007	1,685

TOTAL OPERATING EXPENSES	1,522,524	632,423

NET INCOME/(LOSS) BEFORE OTHER ITEMS	(469,613)	172,173

Customer fees	4,294	4,744
Other income	144,997	10,769
Goodwill impairment	-	(741,000)

NET INCOME/(LOSS) FOR THE YEAR	$(320,322)	$(553,314)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.07)

WEIGHTED COMMON SHARES OUTSTANDING (Note 7)	9,727,369	8,149,190

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Year ended	Year ended
	December	December
OPERATING ACTIVITIES	31, 2007	31, 2006

Net Income (Loss) From Operations	$(320,322)	$(553,314)
Add: Items Not Affecting Cash
Depreciation	42,251	106,495
Issuance of shares for services rendered	-	377,730
Goodwill impairment	-	741,000
Changes In Non-Cash Working Capital:
Accounts receivable	261,037	205,195
Prepaids and deposit	(5,292)	4,158
Accounts Payable & Accrued charges	13,585	(801,664)
Related party payables	(27,215)	(353,804)
Accrued taxes	47,155	12,919

	11,199	(261,285)

INVESTING ACTIVITIES

Acquisition of fixed assets	-	-

	-	-

FINANCING ACTIVITIES

Related parties	(48,356)	(25,692)
Long term debt	12,000	-
Net proceeds on sale of common stock and subscriptions	-	287,270

	(36,356)	261,578

NET CHANGE IN CASH DURING THE YEAR	(25,157)	293

CASH, BEGINNING OF YEAR	43,761	43,468

CASH, END OF YEAR	$18,604	$43,761

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from May 16, 2002 (Inception) to December 31, 2007									Other
		Common	Additional	Treasury	Treasury	Private Placement	Accumulated	Deferred	Comprehensive
	Shares	Stock	Paid in Capital	Shares	Stock	subscriptions	Deficit	Compensation	Income	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash at $0.223 per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	100,000
Issuance of common stock for services at $0.223 per share - December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	534,080
Issuance of common stock for cash at $0.223 per share - December 31, 2002	156,776	157	34,805	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	(88,038)
Balance December 31, 2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	(387,426)
Balance December 31, 2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	193,578
Issuance of common stock for cash at $0.31 per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	112,620
Issuance of common stock for services at $0.31 per share - April 30, 2004	475,914	475	146,905	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	(360,260)
Issuance of common stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	316,366
Issuance of common stock for acquisition at $0.50 per share - June 30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	205,800
Issuance of common stock for services at $0.50 per share - June 30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	50,000
Issuance of common stock for cash at $0.60 per share - September 30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	113,250
Issuance of common stock for Services at $0.60 per share - September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	136,750
Issuance of common stock for cash at $0.50 per share - September 30, 2004	204,834	205	102,295	-	-	-	-	-	-	102,500
Issuance of common stock for services at $0.50 per share - September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	322,500
Issuance of common stock for cash at $0.48 per share - October 1, 2004	413,956	414	199,586	-	-	-	-	-	-	200,000
Issuance of common stock for services at $0.48 per share - October 1, 2004	150,000	150	71,850	-	-	-	-	-		72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	(1,619,425)
Balance December 31, 2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	(6,941)
Issuance of common stock for cash at $0.48 per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	172,661
Issuance of common stock for services at $0.48 per share - June 30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	549,339
Issuance of common stock for acquisition at $0.48 per share - June 30, 2005	425,961	426	205,374	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	(837,842)
Balance December 31, 2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	83,017
Issuance of common stock for cash at $0.48 per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	287,271
Issuance of common stock for services at $0.48 per share - June 30, 2006	781,818	782	376,947	-	-	-	-	-	-	377,729
Issuance of common stock for services at $0.35 per share - June 30, 2006	425,961	426	146,574	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	(553,314)
Balance December 31, 2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	(320,322)
Balance December 31, 2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	21,381
Alternet Systems Inc. balance before reverse acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	256	(201,947)
Issued to effect reverse acquisition	4,000,000	40	21,791	-	-	-	-	-	-	21,831
Reverse acquisition recapitalization adjustment	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	(256)	(21,383)

Balance, December 31, 2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	(180,118)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) designs, markets and sells proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb”. The Company’s products provide high speed Internet access to schools and rural communities, in North America and internationally. The Company also provides Voice over IP services, primarily in Latin America.

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

By agreement entered into December 31, 2007, Alternet issued 4,000,000 shares of restricted common stock to the shareholders of TekVoice Communications, Inc., a Company incorporated on May 17, 2002 in the State of Florida, in exchange for all of the issued and outstanding shares of TekVoice Communications, Inc. (refer to note 7).

The acquisition resulted in the former shareholders of TekVoice Communications, Inc. acquiring 38.92% of the then outstanding shares of the Company and has been accounted for as a reverse merger with TekVoice Communications, Inc., the legal subsidiary, being treated as the accounting parent and Alternet, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of TekVoice Communications, Inc. for all periods shown and those of Alternet since the date of the reverse acquisition. The results of operations of TekVoice Communications, Inc. are from its inception, May 17, 2002.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2007 the Company had a working capital deficiency of $40,669. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements are a continuation of the financial statements of TekVoice Communications, Inc. and accordingly reflect the operations of TekVoice for all periods shown.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment
Fixed assets are recorded at cost and depreciated at the following rates:

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

Revenue Recognition
Revenues are recognized when title transfers or services are rendered. Telecommunications services are billed at the end of the month the services are provided.

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

Income Taxes
The Company accounts for income taxes under a method, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax returns on the cash basis and financial statement on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As the Company has net losses, we did not include common equivalent shares in the computation of diluted net loss per share because the effect would be anti-dilutive.

For the purpose of computing earnings per share in which a reverse takeover occurs and for the year for which comparative statements are presented, the number of shares outstanding for the period from the beginning of the fiscal year to the date of the reverse takeover is the number of shares issued by the Company to the shareholders of TekVoice Communications, Inc., the legal subsidiary. For the period from the date of the reverse takeover to the end of the fiscal year, the number of shares used in the calculation of the earnings per share is the actual number of shares of the Company’s outstanding in that period. The earnings per share for the comparative period are computed by dividing the earnings (loss) of TekVoice Communications, Inc. by the number of shares of the Company’s issued in the reverse takeover transactions. Since the date of the reverse takeover was December 31, 2007, the number of weighted average common shares is equal to the number of shares that were issued in the reverse acquisition.

Risk Management

The Company is exposed to credit risk through accounts receivable and therefore, the Company maintains adequate provisions for potential credit losses.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, The FASB issued SFAS No. 141 (revised 2007), Business Combination, is effective for fiscal years beginning after December 15, 2008. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In December 2007, The FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, is effective for fiscal years beginning after December 15, 2008. The statement requires all entities to report noncontrolling or minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, the Statement eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

	2007			2006
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$326,758	$321,748	$5,010	$40,365
Computer software	72,560	70,925	1,635	2,500
Equipment	10,576	9,670	906	-
	$409,894	$402,343	$7,551	$42,865

NOTE 4 – CAPITAL STOCK

The Company has 100,000,000 shares of Common Stock authorized, of which 62,781,428 shares of Common Stock were outstanding as at December 27, 2007. On December 27, 2007, the Company held its annual and special meeting of shareholders, at which the Company’s shareholders approved a special resolution authorizing a share consolidation of the issued and outstanding common shares on the basis of a ratio of ten existing common shares for one new consolidated common share. After this consolidation, the Company had 6,278,146 outstanding shares. The amendment did not change the total authorized number of shares of capital stock. The par value of the Common Stock remained unchanged at $0.00001 per share. As a result, as of the effective date, the stated capital attributable to the Common Stock on the Company’s balance sheet was reduced proportionately based on the reverse stock split ratio of 10 for 1. The additional paid in capital account has been credited with the amount by which the stated capital is reduced. On December 31, 2007, the Company issued an additional 4,000,000 shares for the acquisition of TekVoice Communications, Inc. (refer to note 7). After this acquisition, the total issued and outstanding shares of common stock as at December 31, 2007 were 10,278,146

The comparative figures for 2006 are that of TekVoice Communications, Inc.. As at December 31, 2006, there were 9,056,672 shares of common stock issued and outstanding.

NOTE 5 – DEFERRED COMPENSATION

Prior to the date of the reverse acquisition, the Company had entered into various consulting agreements. In accordance with the terms of these agreements, the Company had issued 474,832 shares valued at $29,677, for services that are to be provided in the future. This amount is reported on the balance sheet under the shareholders’ equity section as deferred compensation.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2007, a total of $41,397 (December 2006 - $107,892) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the year, the company has paid a total $336,968 (2006 - $ -) in consulting fees to a related party.

NOTE 7 – STOCK ACQUISITION

By agreement dated December 31, 2007, the Company acquired 100% of the issued and outstanding shares of TekVoice Communications, Inc. in exchange of 4,000,000 shares of the common stock of Alternet. At the time of the transaction, the former shareholders of TekVoice Communications, Inc. (the “Transferors”) acquired 38.92% of the 10,278,146 total issued and outstanding shares of Alternet.

In addition to the shares issued upon acquisition, the Transferors, in the aggregate, shall be entitled to receive up to an additional 2,000,000 shares in the common stock of the Company if the sales of TekVoice Communications, Inc. for the fiscal year ended December 31, 2008 exceed sales for fiscal year ended December 31, 2007 by 20%. In the event the Company is merged with another entity prior to December 31, 2008, the Additional Consideration shall be issued to the Transferors on the day immediately prior to the day that such merger takes place. The Transferors shall be entitled to appoint three members to the Company’s board of directors, effective at the closing, provided, however, in no event shall Transferors be required to appoint a member to the Company’s Board of Directors.

This acquisition has been accounted for as a capital transaction in substance using accounting principles applicable to reverse acquisitions, with TekVoice Communications, Inc. being treated as the accounting parent (acquirer) and Alternet being treated as the accounting subsidiary (acquiree). The acquisition has been valued at the net carrying value of the assets and liabilities of TekVoice Communications, Inc. as at December 31, 2007 immediately prior to the reverse acquisition.

The acquisition has been accounted for as follows:

Assets of TekVoice Communications, Inc.
Current Assets
Cash	$18,563
Accounts receivable	430,497
Prepaids and deposits	10,181
Total Assets	$459,241

Liabilities of TekVoice Communications, Inc.
Current Liabilities
Accounts payable	$194,828
Accrued taxes	63,261
Due to related parties	32,321
Total Current Liabilities	290,410
Long Term Debt	147,000
Total Liabilities	$437,410
Total Assets less Total Liabilities	$21,831

Capital Stock	$40
Additional paid in capital	21,791
$21,831

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 7 – STOCK ACQUISITION (Continued)

These consolidated financial statements include the results of operations of TekVoice Communications, Inc. since January 1, 2006 and the results of operations of Alternet Systems Inc. since the date of the reverse acquisition on December 31, 2007. Alternet had no operations for December 31, 2007.

The weighted average number of Common shares outstanding for 2007 are that of the Company calculated as if the additional 4,000,000 shares issued in connection with the acquisition of TekVoice Communications, Inc. were issued on January 1 2007. The weighted average number of Common shares outstanding for 2006 are that of TekVoice Communications, Inc.

NOTE 8 – SUBSEQUENT EVENTS

Effective January 29, 2008, the Company adopted a Retainer Stock Plan for Professional and Consultants (the “2008 Professional/Consultant Stock Compensation Plan”) for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan. A total of 6,000,000 post consolidated common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2008 Plan.