Form 10-Q
period 2008-03-31
ALTERNET SYSTEMS INC
filed 2008-05-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 000-31909

ALTERNET SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-047897
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Glen Royal Parkway, Suite 401

Miami, Florida 33125

Tel: 866-608-2540
(Address and telephone number of Registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2008
Common Stock, $0.0001 par value per share	11,853,155 shares

ALTERNET SYSTEMS INC.

(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Stated in US Dollars)

(Unaudited - Prepared by Management)

Interim Balance Sheets
Interim Statements of Operations
Interim Cash Flow Statements
Notes to Interim Financial Statements

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEET

As at March 31, 2008

	March	December
	31, 2008	31, 2007
ASSETS
Current Assets
Cash	$10,205	$18,604
Accounts receivable	437,445	430,497
Prepaids and deposits	13,953	12,107
Deferred financing costs	49,586	-
Total Current Assets	511,189	461,208
Fixed Assets - net of depreciation of $402,933 (2007 - $402,342)	8,231	7,551
TOTAL ASSETS	$519,420	$468,759

LIABILITIES
Current Liabilities
Accounts payable	$444,820	$394,095
Accrued taxes	70,524	66,385
Due to related parties (Note 5)	129,187	41,397
Demand loan	147,000	-
Derivative liability	106,514	-
Notes payable (Note 3)	100,000	-
Total Current Liabilities	998,045	501,877
Long Term Debt	-	147,000
TOTAL LIABILITIES	998,045	648,877

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 4)	156	103
Additional paid-in capital	3,557,408	3,424,336
Private placement subscriptions	292,967	231,487
Deferred compensation	-	(29,677)
Deficit	(4,329,156)	(3,806,367)
TOTAL STOCKHOLDERS' DEFICIENCY	(478,625)	(180,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$519,420	$468,759

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

(Unaudited)

	Three months	Three months
	ended March	ended March
	31, 2008	31, 2007
REVENUE
Sales	$379,805	$71,102

COST OF SALES
Direct Cost of Sales	387,087	29,915

GROSS PROFIT	(7,282)	41,187

OPERATING EXPENSES

Bad Debt	14,317	-
Bank Charges and Interest	7,044	8,560
Commissions	1,450	-
Depreciation and Amortization	591	-
Financing Costs	60,988
Investor Relations	50,248
License Fees	103	-
Management and Consulting	200,543	675,437
Marketing	31,057	6,260
Office and General	13,587	335
Professional fees	62,899	-
Rent	23,764	-
Salaries	20,710	15,202
Telephone and Utilities	5,268	2,749
Travel	21,908	-

TOTAL OPERATING EXPENSES	514,477	708,543

NET INCOME/(LOSS) BEFORE OTHER ITEMS	(521,759)	(667,356)

Customer fees	261	318
Other income/(expense)	(5,864)	27,248
Increase (decrease) in Derivative Liability	4,573	-

NET INCOME/(LOSS) FOR THE PERIOD	$(522,789)	$(639,790)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.07)

WEIGHTED COMMON SHARES OUTSTANDING	15,420,179	8,957,865

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended March	ended March
OPERATING ACTIVITIES	31, 2008	31, 2007

Net Income (Loss) From Operations	$(522,789)	$(639,790)
Add: Items Not Affecting Cash
Depreciation	591	-
Issuance of shares for services rendered	29,677	-
Stock-based compensation	133,125	-
Changes In Non-Cash Working Capital:
Accounts receivable	(6,948)	667,502
Prepaids and deposit	(1,846)	-
Accounts Payable & Accrued charges	50,725	(9,814)
Related party payables	87,790	(49,215)
Accrued taxes	4,139	5,980

	(225,536)	(25,337)

INVESTING ACTIVITIES

Acquisition of fixed assets	(1,271)	-

	(1,271)	-

FINANCING ACTIVITIES

Note payable	100,000	-
Deferred financing costs	(49,586)
Derivative liability	106,514
Net proceeds on sale of common stock and subscriptions	61,480	-

	218,408	-

NET CHANGE IN CASH DURING THE PERIOD	(8,399)	(25,337)

CASH, BEGINNING OF PERIOD	18,604	41,139

CASH, END OF PERIOD	$10,205	$15,802

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

By agreement entered into December 31, 2007, Alternet issued 4,000,000 shares of restricted common stock to the shareholders of TekVoice Communications, Inc., a Company incorporated on May 17, 2002 in the State of Florida, in exchange for all of the issued and outstanding shares of TekVoice Communications, Inc. (refer to note 6).

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2008 the Company had a working capital deficiency of $486,856. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc., AI Systems Group (Canada) Ltd. and TekVoice Communications, Inc.. All significant intercompany transactions and account balances have been eliminated.

Principles of Consolidation
The consolidated financial statements are a continuation of the financial statements of TekVoice Communications, Inc. and accordingly reflect the operations of TekVoice for the comparative quarter ended March 31, 2007 and the results of TekVoice and Alternet for the quarter ended March 31, 2008.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Equipment
Fixed assets are recorded at cost and depreciated at the following rates:

Computer equipment and software	-	30% declining balance basis
Equipment	-	20% declining balance basis

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
March 31, 2008

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

In March 2008, The FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities, is effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of Statement 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, The FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles, is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United states, the GAAP hierarchy. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

NOTE 3 – CONVERTIBLE DEBENTURE NOTES

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 8% per annum and is due on May 4, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

On February 13, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 8% per annum and is due on May 13, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized costs if any, upon the conversion of the warrants is expensed to financing cost on a pro rata basis over the life of the warrant.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities. The fair value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

NOTE 4 – CAPITAL STOCK

The Company has 100,000,000 shares of Common Stock authorized, of which 62,781,428 shares of Common Stock were outstanding as at December 27, 2007. On December 27, 2007, the Company held its annual and special meeting of shareholders, at which the Company’s shareholders approved a special resolution authorizing a share consolidation of the issued and outstanding common shares on the basis of a ratio of ten existing common shares for one new consolidated common share. After this consolidation, the Company had 6,278,146 outstanding shares. The amendment did not change the total authorized number of shares of capital stock. The par value of the Common Stock remained unchanged at $0.00001 per share. As a result, as of the effective date, the stated capital attributable to the Common Stock on the Company’s balance sheet was reduced proportionately based on the reverse stock split ratio of 10 for 1. The additional paid in capital account has been credited with the amount by which the stated capital is reduced. On December 31, 2007, the Company issued an additional 4,000,000 shares for the acquisition of TekVoice Communications, Inc. (refer to note 7). After this acquisition, the total issued and outstanding shares of common stock as at December 31, 2007 were 10,278,146.

Effective January 29, 2008, the Company adopted a Retainer Stock Plan for Professional and Consultants (the “2008 Professional/Consultant Stock Compensation Plan”) for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan. A total of 6,000,000 post consolidated common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2008 Plan. To date, 5,325,000 common shares valued at $133,125 relating to services provided have been awarded, leaving a balance of 675,000 shares which maybe awarded under this plan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS

At March 31, 2008, a total of $129,187 (December 2007 - $41,397) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the period, the company has paid a total $248,753 (2007 - $336,968) in consulting fees to related parties.

Of the amounts incurred to directors and officers, $117,503 was paid in cash and $131,250 was paid by way of 5,250,000 common shares for services.

NOTE 6 – STOCK ACQUISITION

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
$21,831

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 7 – SUBSEQUENT EVENTS

By an agreement dated April 15, 2008, the Company entered into an agreement with a consultant for fiscal 2008, whereby the consultant will provide consulting services in exchange for 150,000 shares of the Company’s common stock, to be issued at the commencement of the agreement.

By an agreement dated April 15, 2008, the Company entered into an agreement with a consultant for a one-year term, whereby the consultant will provide investor relations services in exchange for 200,000 shares of the Company’s common stock, to be issued at the commencement of the agreement.

On April 9, 2008, the Company issued a note payable in the amount of $10,000. The note carries interest at the rate of 8% per annum and is due on July 9, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to the then market price of the stock.

On April 28, 2008, the .Company issued a note payable in the amount of $20,000. The note carries interest at the rate of 8% per annum and is due on July 16, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to the then market price of the stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

This quarterly report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Other important factors that could cause actual results to differ materially include the following: business conditions, the price of precious metals, ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the Company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

Alternet Systems, Inc sells electronic transaction systems, VOIP telephony services and network systems and software for education and healthcare, marketed under the names "SchoolWeb" and HealthWeb

SchoolWeb has been granted trademark rights in the Canada for the trademark "SchoolWeb". The initial application was filed in Canada on March 30, 2001 and it was granted in March of 2003. The trademark is also registered on the supplemental register in the United States, as the United States trademark was applied for based on the Canadian trademark application. Once a company has used a supplemental register mark in the United States for five years, the company's mark is placed on the full register. In the meantime, its rights in the United States are protected.

TekVoice Inc. Merger

Alternet Systems Inc. executed a merger with TekVoice Communications, Inc. of Miami, Florida, on December 31, 2007 . TekVoice is a telecommunications services company with operations in North America and Latin America. TekVoice revenues exceeded $3 million in 2007 and 2006.

The combined entity is called Alternet Systems Inc. and its primary business is delivering electronic transaction services, telecom services; and education / healthcare application software and content; and to customers primarily located in Latin America, North America and the Caribbean. Alternet offers a portfolio of next-generation solutions for government, business, schools, hospitals and residents.

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

TekVoice has also sells electronic transaction systems for mass-transportation fare collection, and utility company prepaid payments.

TekVoice Share Acquisition On December 31, 2007, Alternet Systems, Inc. (the “Company”) Fabio Alvino, Eduardo & Monica Bello, Henryk Dabrowski, Manfred Koroschetz, New Market Technology, Inc., John Puente, Red Hawke, Inc., Hector Rodriguez (each, a “Transferor” and collectively, the “Transferors”) and TekVoice Communications, Inc. (“TekVoice”)entered into and closed a Stock Acquisition Agreement (the “Agreement”) pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TekVoice from the Transferors in consideration for an aggregate amount of four million (4,000,000) shares of common stock of the Company (the “Acquisition Shares”). In addition to the Acquisition Shares, the Transferors, in the aggregate, shall be entitled to receive an up to an additional two million (2,000,000) shares of common stock of the Company if TekVoice’s sales for the fiscal year ending December 31, 2008 exceed sales for fiscal year ended December 31, 2007 by twenty percent (20%) (the “Additional Consideration”). In the event the Company is merged with another entity prior to December 31, 2008, the Additional Consideration shall be issued to the Transferors on the day immediately prior to the day that such merger takes place. The Transferors shall be entitled to appoint three (3) members to the Company’s board of directors, effective at the closing, provided , however , in no event shall Transferors be required to appoint a member to the Company’s Board of Directors.

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiaries, TekVoice Communications Inc, AI Systems Group Inc. and AI Systems Group (Canada) Ltd. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries, TekVoice Communications Inc., AI Systems Group Inc. and AI Systems Group (Canada) Ltd.

Plan of Operation

In addition to the operating the Company’s VOIP telephony business, management is pursuing opportunities in mass-transportation electronic fare-collection management; electronic transaction platforms for utility bill prepayment and network and content management services for education and healthcare. We have also initiated a program to participate in the money remittance service industry, by enabling technologies that will allow the remitter to make “mobile to mobile”, “mobile to cash” and “mobile to ATM” remittances through a cell-phone.

A structured plan has been defined to pursue immediate opportunities. Management has identified and contacted initial prospects. The needs and opportunities of these initial prospects have been identified and we are preparing offers and agreements. Management expects to close initial sales in its new line of business in the 2 nd quarter 2008.

Additionally, Company personnel will be making presentations on the electronic transaction services that will be offered by Alternet, for the telecom, financial, utilities and transportation sectors.

Currently our sales personnel and business development partners have identified and pursued projects in Colombia, Guatemala, Panama, Mexico and the United States.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future.

The Company has added a Vice President of Finance during the quarter. The position’s main responsibilities are the financial management of the company, the preparation of budgets and cash control of the subsidiaries, the establishment of appropriate controls between the Company and its projects, the evaluation of new projects and the supervision of the Company performance, always oriented to meet its financial and operational goals. The Vice President of Finance will work with the Chief Executive Officer and the Chief

Financial Officer, in preparing forward looking statements and projections, as well as reporting to the Board of Directors on the cash situation of the company and financial resources needed.

Results of Operations for the Three Months Ended March 31, 2008 Compared to Three Months Ended March 31 2007

Net Sales

For the three months ended March 31 2008, the Company had sales of $379,805 compared to sales of $71,102 for the corresponding period in 2007. This represents an 82% increase in sales over the period ending March 31 2007 and was primarily due to the launch of the distribution program to sell the prepaid products from its subsidiary TekVoice Communications, Inc.

Gross Profit

Gross profit was ($7,282) in the three months ended March 31, 2008 compared to $41,187 for the three months ended March 31, 2007. This represents a decrease of $48,469 and was due to an increase in the direct cost of sales of the Company’s VOIP telecom product in the quarter ending March 31, 2008.

Selling, General and Administrative Expenses

For the three months ended March 31 2008, the Company had office and general expenses of $13,587, marketing expenses of $31,057, management and consulting fees of $200,543, and professional fees of $62,899.

For the corresponding period in 2007 the Company incurred office and general expenses of $335; marketing expenses of $6,260; management and consulting fees of $675,437; and nil professional fees. The Company paid $23,764 in rent in the three months ended March 31 2008, a $23,764 increase over the same period in 2007, which was nil.

Office and general expenses increased $13,252 compared to the corresponding period in 2007. Marketing expense increased 80% this period, compared to the corresponding period in 2007, and is a result of increased activity in marketing the SchoolWeb and electronic transaction products internationally. Professional fees increased by $62,899 in the current period compared to the corresponding period ending March 31 2007, due to fees incurred in the acquisition of TekVoice.

Management and consulting expense decreased 70% to $200,543 for the three months ended March 31 2007, compared to $675,437 in the corresponding period in 2007. The decrease was due to a decrease in management fees billed to the Company during the period ending March 31 2008 compared to the prior period ending March 31 2007, which had accrued management fees paid during the period ending March 31 2007.

Accounts payable were $444,820 at March 31, 2008. This was a 11% increase when compared to accounts payable of $394,095 at March 31 2007.

Net Loss

For the three months ended March 31, 2008, the Company had a net loss of $522,789 or $(0.03) per share, which was a decrease of 18.29% when compared to the net loss for the corresponding period to March 31 2007 of $639,790 or $(0.07) per share. The decreased loss was due primarily to a decrease in accrued management consulting expenses, which was partially offset by an increase in the direct cost of sales of the Company’s VOIP telecom products.

Interest and other expenses

For the three months ended March 31, 2008, the Company incurred interest expenses of $60,988 resulting from the issuance of convertible debenture notes during this period. This amount is reported as Financing Costs on the Statement of Loss.

Liquidity and Capital Resources

The Company had current assets and cash on hand of $10,205 as at March 31 2008. The Company also had a net loss of $522,789 during the three months ended March 31 2008.

The net loss of $522,789 was a decrease of 18.29% when compared to a loss of $639,790 in the corresponding three months ended March 31 2007. The decreased net loss was primarily due to a decrease in management expenses which was partially offset by a increase in direct cost of sales. The Company had a working capital deficiency of $486,856 at March 31 2008. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels, raising additional capital and achieving increased sales.

Management can give no assurance that any sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

RISK FACTORS

The Company is exposed to a number of risks, including the following:

  The Company may be unable to market and sell its software and sales of its telecommunications products could decline;
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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive (principal executive officer) and our VP Finance (principal financial officer) concluded that our disclosure controls and procedures are effective in the timely alerting of management to material information relating to us which is required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and our VP Finance (principal financial officer), to allow timely decisions regarding required disclosure. During our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last fiscal quarter which have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On March 14, 2005 the Company was named as a defendant in a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Vancouver Registry in which the Native Trade and Investment Association requested an order to pay the Plaintiff Cdn $53,500 and 100,000 common shares for trade shows attended by the Company. On February 6 2007 The Supreme Court of British Columbia ordered the Company to pay NITA $53,500 plus interest of $4,126 and costs of $5,673 and 100,000 common shares, which were paid in March 2007. No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed one report on Form 8K and two reports on Form 8 K /A during the three months ended March 31 2008, on .

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

ALTERNET SYSTEMS, INC.

Dated: May 14, 2008	By:	/s/ Henryk Dabrowski
Henryk Dabrowski, President and Director