Form 10-Q
period 2008-06-30
ALTERNET SYSTEMS INC
filed 2008-08-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2008
Common Stock, $0.00001 par value per share	15,787,411 shares

ALTERNET SYSTEMS INC.

(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

(Stated in US Dollars)

(Unaudited - Prepared by Management)

Interim Balance Sheets
Interim Statements of Operations
Interim Cash Flow Statements
Notes to Interim Financial Statements

Pollard-Kelley Auditing Services, Inc.
Auditing Services	4500 Rockside Road, Suite 450, Independence, OH 44131 330-836-2558

Report of Independent Certified Public Accountants

Alternet Systems, Inc. and Subsidiaries
Miami, FL

We have reviewed the accompanying consolidated balance sheets of Alternet Systems, Inc. and Subsidiaries as of June 30, 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

August 13, 2008
Independence, Ohio

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEET

As at June 30, 2008

	June	December
	30, 2008	31, 2007
ASSETS

Current Assets

Cash	$48,959	$18,604
Accounts receivable	295,755	430,497
Prepaids and deposits	24,917	12,107
Deferred financing costs	5,426	-

Total Current Assets	375,057	461,208

Fixed Assets - net of depreciation of $403,525 (2007 - $402,342)	7,639	7,551

TOTAL ASSETS	$382,696	$468,759

LIABILITIES

Current Liabilities

Accounts payable	$306,697	$394,095
Accrued taxes	76,107	66,385
Due to related parties (Note 5)	251,942	41,397
Demand loan	147,000	-
Derivative liability	113,389	-
Notes payable (Note 3)	130,000	-

Total Current Liabilities	1,025,135	501,877

Long Term Debt	-	147,000

TOTAL LIABILITIES	1,025,135	648,877

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 4)	174	103
Additional paid-in capital	4,325,896	3,424,336
Private placement subscriptions	496,426	231,487
Obligation to issue shares	47,860	-
Deferred compensation	(708,444)	(29,677)
Deficit	(4,804,351)	(3,806,367)

TOTAL STOCKHOLDERS' DEFICIENCY	(642,439)	(180,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$382,696	$468,759

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

(Unaudited)

	Three months	Three months	Six months	Six months
	ended June	ended June	ended June	ended June
	30, 2008	30, 2007	30, 2008	30, 2007
REVENUE
Sales	$84,443	$79,764	$464,248	$150,866

COST OF SALES
Direct Cost of Sales	32,476	45,714	419,563	75,629

GROSS PROFIT	51,967	34,050	44,685	75,237

OPERATING EXPENSES

Bad Debt	129,209	-	143,526	-
Bank Charges and Interest	4,269	8,782	11,313	17,342
Commissions	-	-	1,450	-
Depreciation and Amortization	592	-	1,183	-
Financing Costs	77,066	-	138,054	-
Investor Relations	46,334	-	96,582	-
License Fees	-	-	103	-
Management and Consulting	152,397	-	352,940	675,437
Marketing	1,007	-	32,064	6,260
Office and General	19,106	230	32,693	565
Professional fees	23,506	-	86,405	-
Rent	8,100	5,400	31,864	5,400
Salaries	63,700	15,000	84,410	30,202
Telephone and Utilities	7,571	2,565	12,839	5,314
Travel	23,414	-	45,322	-
	-
TOTAL OPERATING EXPENSES	556,271	31,977	1,070,748	740,520

NET INCOME/(LOSS) BEFORE OTHER ITEMS	(504,304)	2,073	(1,026,063)	(665,283)

Customer fees	193	3,388	454	3,706
Other income/(expense)	2,970	(1,298)	(2,894)	25,950
Increase (decrease) in Derivative Liability	25,518	-	30,091	-

NET INCOME/(LOSS) FOR THE PERIOD	$(475,623)	$4,163	$(998,412)	$(635,627)

BASIC NET LOSS PER SHARE	$(0.03)	$0.00	$(0.06)	$(0.07)

WEIGHTED COMMON SHARES OUTSTANDING	15,787,411	9,717,841	15,603,795	9,339,952

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended June	ended June
OPERATING ACTIVITIES	30, 2008	30, 2007

Net Income (Loss) From Operations	$(998,412)	$(635,627)
Add: Items Not Affecting Cash
Depreciation	1,183	-
Shares for services	136,366	-
Stock-based compensation	133,125	-
Deferred financing costs	(5,426)	-
Changes In Non-Cash Working Capital:
Accounts receivable	134,742	654,253
Prepaids and deposit	(12,810)	(5,000)
Accounts Payable & Accrued charges	(87,398)	(9,131)
Accrued taxes	9,722	11,761
Related party payables	210,545	(44,741)

	(478,363)	(28,485)

INVESTING ACTIVITIES

Acquisition of fixed assets	(1,271)	-

	(1,271)	-

FINANCING ACTIVITIES

Note payable	130,000	-
Derivative liability	113,389
Net proceeds on sale of common stock and subscriptions	266,172	-

	509,561	-

OTHER COMPREHENSIVE INCOME	428	-

NET CHANGE IN CASH DURING THE PERIOD	30,355	(28,485)

CASH, BEGINNING OF PERIOD	18,604	41,139

CASH, END OF PERIOD	$48,959	$12,654

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2008 the Company had a working capital deficiency of $650,078. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

Principles of Consolidation
The consolidated financial statements are a continuation of the financial statements of TekVoice Communications, Inc. and accordingly reflect the operations of TekVoice for the comparative quarter ended June 30, 2007 and the results of TekVoice and Alternet for the quarter ended June 30, 2008.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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
June 30, 2008

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
June 30, 2008

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

In May 2008, The FASB issued SFAS No.163, Accounting for Financial Guarantee Insurance Contract, is effective for financial statements issued for fiscal years beginning after December 15, 2008. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contract, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

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

On April 28, 2008, the Company issued a note payable in the amount of $20,000. The note carries interest at the rate of 8% per annum and is due on July 16, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Effective January 29, 2008, the Company adopted a Retainer Stock Plan for Professional and Consultants (the “2008 Professional/Consultant Stock Compensation Plan”) for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan. A total of 6,000,000 post consolidated common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2008 Plan. To date, 5,498,542 common shares valued at $221,631 relating to services provided have been awarded, leaving a balance of 501,458 shares which maybe awarded under this plan.

The Company has received a total of $496,425 (December 31, 2007 - $291,895) in respect of a further private placement of common stock. These shares were not issued as at June 30, 2008 and this amount is reported as private placement subscriptions within stockholders’ deficit. On July 16, 2008 a total of 630,000 shares valued at $220,500 were issued with respect to this placement.

The Company is obligated to issue 113,952 common shares valued at $47,860 as at June 30, 2008 for services rendered to five consultants during the period.

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2008, a total of $67,999 (December 2007 - $41,397) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the period, the company has paid a total $374,202 (2007 - $336,968) in consulting fees to related parties.

Of the amounts incurred to directors and officers, $242,952 was paid in cash and $131,250 was paid by way of 5,250,000 common shares for services.

NOTE 6 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As of June 30, 2008 these benchmarks have not been met, thus the entire amount has been classified as deferred compensation.

On April 15, 2008, the Company entered into agreement with a consultant for a one-year term whereby the consultant will provide investor relations services to the Company in exchange for 200,000 shares of the Company’s common stock. On June 6, 2008, 100,000 common shares valued at $50,000 were issued to the consultant. These amounts are being expensed over the life of the contract.

On May 12, 2008, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company (valued at $88,506) in exchange for 173,542 shares of the Company’s common stock which was issued on May 23, 2008.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 6 – DEFERRED COMPENSATION – (continued)

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the period the Company expensed $60,063 relating to the above contracts. At June 30, 2008, the unamortized portion of the deferred compensation totalled $708,444. The shares issued were all valued at their market price on the date of issuance.

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
$21,831

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 8 – LAWSUIT

On June 30, 2008, the Company filed an action in the Circuit Court in and for Miami-Dade County, Florida against a customer seeking to recover a total of $142,121 for services and loans provided. The Company is also seeking to recover interest and attorneys' fees and costs. The likelihood of any results from the above lawsuit is not determinable at this time, consequently the company has made bad debt provisions for the entire amounts.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2008, the Company entered into an agreement with a consultant for a one-year term, whereby the consultant will provide consulting services in exchange for 500,000 shares of the Company’s common stock. These shares were issued on July 16, 2008.

On July 16, 2008, the Company issued a total of 383,364 shares to repay three convertible notes valued at $80,000 (refer to note 3).

On July 16, 2008, the company issued 630,000 shares with respect to a private placement at $0.35 per share for total proceeds of $220,500.

On July 16, 2008, the company issued 40,000 shares with respect to a consulting agreement for consulting services.

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

Alternet personnel have made presentations on the electronic transaction services offered by the Company for the telecom, financial, utilities and transportation sectors, as well as our content delivery software for the education and health sectors.

A structured plan has been defined to pursue immediate opportunities. Management has identified and contacted initial prospects. The needs and opportunities of these initial prospects have been identified and we are preparing offers and agreements. Management is in the final stages of closing of the business opportunities prospected in the 1st and 2nd Quarter. Additional opportunities have been identified and management has been actively pursuing them.

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

Results of Operations for the Three Months Ended June 30th, 2008 Compared to Three Months Ended June 30th 2007

Net Sales

For the three months ended June 30 2008, the Company had sales of $379,805 compared to sales of $71,102 for the corresponding period in 2007. This represents an 82% increase in sales over the period ending June 30 2007 and was primarily due to the launch of the distribution program to sell the prepaid products from its subsidiary TekVoice Communications, Inc.

Gross Profit

Gross profit was ($7,282) in the three months ended June 30, 2008 compared to $41,187 for the three months ended June 30, 2007. This represents a decrease of $48,469 and was due to an increase in the direct cost of sales of the Company’s VOIP telecom product in the quarter ending June 30, 2008.

Selling, General and Administrative Expenses

For the three months ended June 30 2008, the Company had office and general expenses of $13,587, marketing expenses of $31,057, management and consulting fees of $200,543, and professional fees of $62,899.

For the corresponding period in 2007 the Company incurred office and general expenses of $335; marketing expenses of $6,260; management and consulting fees of $675,437; and nil professional fees. The Company paid $23,764 in rent in the three months ended June 30 2008, a $23,764 increase over the same period in 2007, which was nil.

Office and general expenses increased $13,252 compared to the corresponding period in 2007. Marketing expense increased 80% this period, compared to the corresponding period in 2007, and is a result of increased activity in marketing the SchoolWeb and electronic transaction products internationally. Professional fees increased by $62,899 in the current period compared to the corresponding period ending June 30 2007, due to fees incurred in the acquisition of TekVoice.

Management and consulting expense decreased 70% to $200,543 for the three months ended June 30 2007, compared to $675,437 in the corresponding period in 2007. The decrease was due to a decrease in management fees billed to the Company during the period ending June 30 2008 compared to the prior period ending June 30 2007, which had accrued management fees paid during the period ending June 30 2007.

Accounts payable were $444,820 at June 30, 2008. This was a 11% increase when compared to accounts payable of $394,095 at June 30 2007.

Net Loss

For the three months ended June 30, 2008, the Company had a net loss of $522,789 or $(0.03) per share, which was a decrease of 18.29% when compared to the net loss for the corresponding period to June 30 2007 of $639,790 or $(0.07) per share. The decreased loss was due primarily to a decrease in accrued management consulting expenses, which was partially offset by an increase in the direct cost of sales of the Company’s VOIP telecom products.

Interest and other expenses

For the three months ended June 30, 2008, the Company incurred interest expenses of $60,988 resulting from the issuance of convertible debenture notes during this period. This amount is reported as Financing Costs on the Statement of Loss.

Liquidity and Capital Resources

The Company had current assets and cash on hand of $10,205 as at June 30 2008. The Company also had a net loss of $522,789 during the three months ended June 30 2008.

The net loss of $522,789 was a decrease of 18.29% when compared to a loss of $639,790 in the corresponding three months ended June 30 2007. The decreased net loss was primarily due to a decrease in management expenses which was partially offset by a increase in direct cost of sales. The Company had a working capital deficiency of $486,856 at June 30 2008. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on maintaining low expense levels, raising additional capital and achieving increased sales.

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

Item 3. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 30, 2008, the Company filed an action in the Circuit Court in and for Miami-Dade County, Florida against a customer seeking to recover a total of $142,121 for services and loans provided. The Company is also seeking to recover interest and attorneys' fees and costs. The likelihood of any results from the above lawsuit is not determinable at this time, consequently the company has made bad debt provisions for the entire amounts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed no reports on Form 8K during the three months ended June 30 2008.

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

ALTERNET SYSTEMS INC.

By: /s/ Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
August 13, 2008

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting
Officer)
August 13, 2008