Form 10KSB/A
period 2007-12-31
ALTERNET SYSTEMS INC
filed 2008-08-22
CIK 1126003

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

FORM 10-KSB/A ANNUAL REPORT
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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2007, as amended in this Form 10KSB / A, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and our Company's Principal Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and our Company's Principal Financial Officer concluded that our Company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1. pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets and our consolidated entities;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and our directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, no system of internal control over financial reporting, including those determined to be effective, may prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2007, our Company's internal control over financial reporting was effective.

Our Independent Registered Chartered Accountants have not issued an attestation report on our internal control over financial reporting pursuant to the temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management's report for the year ended December 31, 2007.

No change in our internal control over financial reporting occurred as of the end of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALTERNET SYSTEMS, INC.

Dated: August 20, 2008	By:	/s/ Henryk Dabrowski
Henryk Dabrowski, President CEOand Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 20, 2008	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Director,
Principal Financial Officer

Dated: August 20, 2008	By:	/s/ Henryk Dabrowski
Henryk Dabrowski, President CEO and Director

Pollard-Kelley Auditing Services, Inc.……………………………………………………………
Auditing Services	4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

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