Form 10KSB/A
period 2007-12-31
ALTERNET SYSTEMS INC
filed 2008-09-09
CIK 1126003

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and our Company's Principal Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and our Company's Principal Financial Officer concluded that our Company's disclosure controls and procedures were not effective as at the end of the fiscal year ending December 31 2007. This was because the required management report was not included in the Form 10KSB for the year ending December 31 2007. . In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and our directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, no system of internal control over financial reporting, including those determined to be effective, may prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Our Independent Registered Chartered Accountants have not issued an attestation report on our internal control over financial reporting pursuant to the temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management's report for the year ended December 31, 2007

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ALTERNET SYSTEMS, INC.

Dated: September 8, 2008	By:	/s/ Henryk Dabrowski
Henryk Dabrowski, President CEOand Director

Dated: September 8, 2008	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Director,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski

Henryk Dabrowski
President CEO and Director
(Principal Executive Officer)
Date: September 8, 2008

By: /s/ Patrick Fitzsimmons

Patrick Fitzsimmons,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 8, 2008

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