Form 10KSB/A
period 2007-12-31
ALTERNET SYSTEMS INC
filed 2008-09-17
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 4

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

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and our directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, no system of internal control over financial reporting, including those determined to be effective, may prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Management, under the supervision and with the participation of our Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2007, our Company's internal control over financial reporting was not effective. This was because the required management report was not included in the Form 10KSB for the year ending December 31 2007

Our Independent Registered Chartered Accountants have not issued an attestation report on our internal control over financial reporting pursuant to the temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management's report for the year ended December 31, 2007.

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

ALTERNET SYSTEMS, INC.

Dated: September 17, 2008	By:	/s/ Henryk Dabrowski
Henryk Dabrowski, President CEOand Director

Dated: September 17, 2008	By:	/s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Director,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski

Henryk Dabrowski
President CEO and Director
(Principal Executive Officer)
Date: September 17, 2008

By: /s/ Patrick Fitzsimmons

Patrick Fitzsimmons,
Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: September 17, 2008

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