Form 10-Q
period 2008-09-30
ALTERNET SYSTEMS INC
filed 2008-11-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
Tel: 786-265-1840
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common Stock, $0.00001 par value per share	19,740,179 shares

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended September 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEET

As at September 30, 2008

	September	December
	30, 2008	31, 2007
ASSETS
Current Assets
Cash	$10,627	$18,604
Accounts receivable	36,698	430,497
Prepaids and deposits	12,870	12,107
Total Current Assets	60,195	461,208
Fixed Assets - net of depreciation of $404,116 (2007 - $402,342)	7,048	7,551
TOTAL ASSETS	$67,243	$468,759

LIABILITIES
Current Liabilities
Accounts payable	$280,203	$394,095
Accrued taxes	81,026	66,385
Due to related parties (Note 5)	340,941	41,397
Demand loan	147,000	-
Total Current Liabilities	849,170	501,877
Long Term Debt	-	147,000
TOTAL LIABILITIES	849,170	648,877

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 4)	197	103
Additional paid-in capital	5,212,700	3,424,336
Private placement subscriptions	225,415	231,487
Obligation to issue shares	50,000	-
Deferred compensation	(952,526)	(29,677)
Deficit	(5,317,713)	(3,806,367)
TOTAL STOCKHOLDERS' DEFICIENCY	(781,927)	(180,118)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$67,243	$468,759

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September	September	September	September
	30, 2008	30, 2007	30, 2008	30, 2007
REVENUE
Sales	$82,874	$67,366	$547,122	$218,232

COST OF SALES
Direct Cost of Sales	34,793	16,304	454,356	91,933

GROSS PROFIT	48,081	51,062	92,766	126,299

OPERATING EXPENSES

Bad Debt	267,128	-	410,654	-
Bank Charges and Interest	3,419	4,695	14,732	22,037
Commissions	-	-	1,450	-
Depreciation and Amortization	591	-	1,774	-
Financing Costs	5,426	-	143,480	-
Investor Relations	50,499	-	147,081	-
License Fees	15	-	118	-
Management and Consulting	224,906	-	577,846	675,437
Marketing	1,050	-	33,114	6,260
Office and General	8,246	5,166	40,939	5,731
Professional fees	21,097	-	107,502	-
Rent	8,100	13,734	39,964	19,134
Salaries	63,846	16,000	148,256	46,202
Telephone and Utilities	10,291	2,580	23,130	7,894
Travel	18,492	1,255	63,814	1,255

TOTAL OPERATING EXPENSES	683,106	43,430	1,753,854	783,950

NET INCOME/(LOSS) BEFORE OTHER ITEMS	(635,025)	7,632	(1,661,088)	(657,651)

Customer fees	6,317	284	6,771	3,990
Other income/(expense)	(373)	(137)	(3,267)	25,813
Increase (decrease) in Derivative Liability	113,389	-	143,480	-

NET INCOME/(LOSS) FOR THE PERIOD	$(515,692)	$7,779	$(1,514,104)	$(627,848)

BASIC NET LOSS PER SHARE	$(0.03)	$0.00	$(0.09)	$(0.07)

WEIGHTED COMMON SHARES OUTSTANDING	19,064,151	10,010,534	16,765,667	9,565,536

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September	September
OPERATING ACTIVITIES	30, 2008	30, 2007

Net Income (Loss) From Operations	$(1,514,104)	$(627,848)
Add: Items Not Affecting Cash
Depreciation	1,774	-
Shares for services	317,857	-
Stock-based compensation	133,125	-
Changes In Non-Cash Working Capital:
Accounts receivable	393,799	647,759
Prepaids and deposit	(763)	(5,000)
Accounts Payable & Accrued charges	(113,892)	(9,493)
Accrued taxes	14,641	17,330
Related party payables	299,544	(49,578)

	(468,019)	(26,830)

INVESTING ACTIVITIES

Acquisition of fixed assets	(1,271)	-

	(1,271)	-

FINANCING ACTIVITIES

Change in demand loan payable	-	(10,000)
Net proceeds on sale of common stock and subscriptions	464,071	-

	464,071	(10,000)

OTHER COMPREHENSIVE INCOME	(2,758)	-

NET CHANGE IN CASH DURING THE PERIOD	(7,977)	(36,830)

CASH, BEGINNING OF PERIOD	18,604	41,139

CASH, END OF PERIOD	$10,627	$4,309

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2008 the Company had a working capital deficiency of $788,975. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

Principles of Consolidation
The consolidated financial statements are a continuation of the financial statements of TekVoice Communications, Inc. and accordingly reflect the operations of TekVoice for the comparative quarter ended September 30, 2007 and the results of TekVoice and Alternet for the quarter ended September 30, 2008.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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
September 30, 2008

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
September 30, 2008

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

On July 16, 2008, the Company issued a total of 383,364 shares to repay three convertible notes valued at $130,000

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

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

Effective January 29, 2008, the Company adopted a Retainer Stock Plan for Professional and Consultants (the “2008 Professional/Consultant Stock Compensation Plan”) for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan. A total of 6,000,000 post consolidated common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2008 Plan. To date, 5,998,542 common shares valued at $431,631 relating to services provided have been awarded, leaving a balance of 1,458 shares which maybe awarded under this plan.

During the period, a total of 970,218 shares valued at $339,572 were issued with respect to private placement. The Company has received a total of $225,415 (December 31, 2007 - $291,895) in respect of a further private placement of common stock. These shares were not issued as at September 30, 2008 and this amount is reported as private placement subscriptions within stockholders’ deficit.

The Company is obligated to issue 100,000 common shares valued at $50,000 as at September 30, 2008 for services rendered to a consultant during the period.

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2008, a total of $64,415 (December 2007 - $41,397) was owed to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the period, the company has paid a total $489,701 (2007 - $336,968) in consulting fees to related parties.

Of the amounts incurred to directors and officers, $358,451 was accrued or paid in cash and $131,250 was paid by way of 5,250,000 common shares for services.

NOTE 6 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As of June 30, 2008 these benchmarks have not been met, thus the entire amount has been classified as deferred compensation.

On April 15, 2008, the Company entered into agreement with a consultant for a one-year term whereby the consultant will provide investor relations services to the Company in exchange for 200,000 shares of the Company’s common stock. On June 6, 2008, 100,000 common shares valued at $50,000 were issued to the consultant and 100,000 common shares valued at $50,000 were recorded as obligation to issue share during the period (refer to note 4). These amounts are being expensed over the life of the contract.

On May 12, 2008, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company (valued at $76,500) in exchange for 150,000 shares of the Company’s common stock which was issued on May 23, 2008.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 6 – DEFERRED COMPENSATION – (continued)

On September 15, 2008, the Company entered into agreement with two consultants for a one-year term whereby the consultants will provide marketing services to the Company (valued at $82,000) in exchange for 200,000 shares of the Company’s common stock. The consultants will provide such services as developing sales channels for the Company’s products, developing marketing plans and maintaining customer relations and reporting to the Company’s board of directors as determined by the board.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the period the Company expensed $317,357 relating to the above contracts. At September 30, 2008, the unamortized portion of the deferred compensation totalled $952,526. The shares issued were all valued at their market price on the date of issuance.

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
September 30, 2008

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

Alternet Systems, Inc sells electronic transaction systems, VOIP telephony services and network systems and software for education and healthcare, marketed under the names "SchoolWeb" and HealthWeb.

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

TekVoice also sells electronic transaction systems for mass-transportation fare collection, and utility company prepaid payments.

TekVoice Share Acquisition On December 31, 2007, Alternet Systems, Inc. (the “Company”) Fabio Alvino, Eduardo & Monica Bello, Henryk Dabrowski, Manfred Koroschetz, New Market Technology, Inc., John Puente, Red Hawke, Inc., Hector Rodriguez (each, a “Transferor” and collectively, the “Transferors”) and TekVoice Communications, Inc. (“TekVoice”)entered into and closed a Stock Acquisition Agreement (the “Agreement”) pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TekVoice from the Transferors in consideration for an aggregate amount of four million (4,000,000) shares of common stock of the Company (the “Acquisition Shares”). In addition to the Acquisition Shares, the Transferors, in the aggregate, shall be entitled to receive an up to an additional two million (2,000,000) shares of common stock of the Company if TekVoice’s sales for the fiscal year ending December 31, 2008 exceed sales for fiscal year ended December 31, 2007 by twenty percent (20%) (the “Additional Consideration”). In the event the Company is merged with another entity prior to December 31, 2008, the Additional Consideration shall be issued to the Transferors on the day immediately prior to the day that such merger takes place. The Transferors shall be entitled to appoint three (3) members to the Company’s board of directors, effective at the closing, provided ,however , in no event shall Transferors be required to appoint a member to the Company’s Board of Directors.

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

Alternet personnel continue to make presentations on the electronic transaction services offered by the Company for the telecom, financial, utilities and transportation sectors, as well as our content delivery software for the education and health sectors.

A structured plan has been defined to pursue immediate opportunities. Management has identified and contacted initial prospects. The needs and opportunities of these initial prospects have been identified and we have prepared offers and agreements. Management is in the final stages of closing of the business opportunities prospected in the 1 st and 2 nd Quarter. Additional opportunities have been identified and management has been actively pursuing them.

Currently our sales personnel and business development partners have identified and pursued projects in Colombia, Guatemala, Panama, Mexico and the United States.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales

For the nine months ended September 30 2008, the Company had $547,122 in sales compared to $218,232 for the corresponding period in 2007. The 150% increase in sales resulted from an increase in VoIP telephony sales primarily due to the launch of the distribution program to sell the prepaid products from its subsidiary TekVoice Communications, Inc.

Gross Profit

Gross profit was $92,766 in the nine months ended September 30, 2008 and $126,299 for the nine months ended September 30, 2007. This represents a decrease in gross profit of 27%, due to an increase in the direct cost of sales of the Company’s VOIP telecom product in the nine month period ending September 30, 2008.

Selling, General and Administrative Expenses

For the nine months ended September 30 2008, the Company had office and general expenses of $40,939, marketing expenses of $33,114, management and consulting fees of $577,846, professional fees of $107,502 and rent of $39,964.

For the corresponding period in 2007 the Company incurred office and general expenses of $5,731; marketing expenses of $6,260; management and consulting fees of $675,437; $ nil in professional fees and $19,134 in rent.

Office and general expenses increased $35,208 compared to the corresponding period in 2007. Marketing expense increased by $26,854 this period, compared to the corresponding period in 2007 and is a result of increased activity in marketing SchoolWeb and electronic transaction products internationally.

Professional fees increased $107,502 in the current period compared to the corresponding period ending September 30 2007 due to increased costs of associated with the Company’s merger with TekVoice.

Management and consulting expense decreased 15% to for the nine months ended September 30 2008, compared to the corresponding period in 2007.

The Company incurred $410,654 in bad debt expense during the nine months ended September 30 2008.

Accounts payable totaled $280,203 at September 30, 2008. This was a 29% reduction when compared to accounts payable of $394,095 at September 30, 2007.

Net Loss

For the nine months ended September 30, 2008, the Company had a net loss of $1,514,104 or $(0.09) per share, which was an increase of 148% when compared to the net loss for the corresponding period to September 30 2007 of $627,848 or $(0.07) per share. The increased loss was due primarily to an increase in marketing expenses and bad debt, which was partially offset by a reduction in management expense.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $60,195 as at September 30, 2008. The Company also had a net loss of $1,514,104 during the nine months ended September 30, 2008.

The Company had a working capital deficiency of $788,975 at September 30 2008. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its TekVoice, Electronic Transaction and SchoolWeb / HealthWeb products.

Management can give no assurance that any increase in sales will occur in the future and if they do occur, may not be enough to cover the Company’s operating expenses or any other costs. Should this be the case, we would be forced, unless sufficient working capital can be raised, to suspend operations and possibly liquidate the assets and wind up and dissolve the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2008, the Company issued a total of 383,364 shares to repay three convertible notes valued at $80,000.

During the period, a total of 970,218 shares valued at $339,572 were issued with respect to a private placement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed no reports on Form 8K during the period ending September 30 2008.

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
November 14, 2008

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting
Officer)
November 14, 2008