Form 10-K
period 2008-12-31
ALTERNET SYSTEMS INC
filed 2009-04-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [        ] to [        ]

Commission file number 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0473897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glen Royal Parkway, Suite 40 Miami FL	33125
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	786-265-1840

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90
days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 13, 2009 was
$1,216,950 based on a $0.12 closing price for the Common Stock on April 13, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 19,740,179 as of April 13, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

3

PART I

Item 1.      Description of Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

Alternet Systems, Inc. developed, markets and sells Internet application software and systems, marketed under the names "SchoolWeb" and HealthWeb.

Each SchoolWeb "system" or software / hardware package is comprised of the SchoolWeb virtual library software, Linux Operating System, a network server, redundant file system, software configuration, SchoolWeb user license, 24 hour technical support , on-site installation, training , system maintenance and 5X9 on-site warranty.

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

Competition

The Company competes in two distinct technology sectors, telecommunications and network systems. Although the Company has unique features in its product offerings, it competes with companies that may be better financed to survive any adverse economic conditions.

Research and Development

The Company has incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently our only employees are our directors, officers, and an office manager. We will continue to outsource contract employment as needed.

Item 1A. Risk Factors

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

Our business operations are also subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have had negative cash flows from operations. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash .We do not expect positive cash flow from operations in the near term and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of our business. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our products and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our corporate headquarters are located at One Glen Royal Parkway, Suite 40, Miami Florida, 33125. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCBB under the symbol “ALYI ”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2008	HIGH	LOW

First Quarter	$0.60.	$0.25
Second Quarter	$0.60	$0.30
Third Quarter	$0.50	$0.25
Fourth Quarter	$0.30	$0.10

Holders of Common Stock

On December 31, 2008, there were 105 holders of record of our common stock and there were 19,740,179 shares outstanding. There are 205 indirect holders of common shares in outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 96 registered shareholders and 205 non-registered shareholders at December 31, 2008.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Sales in 2008

During the year, a total of 970,218 shares valued at $339,572 were issued with respect to private placement. The Company has received a total of $225,415 (December 31, 2007 - $291,895) in respect of a further private placement of common stock. These shares were not issued as at December 31, 2008 and this amount is reported as private placement subscriptions within stockholders’ deficit.

The Company is obligated to issue 300,000 common shares valued at $90,000 as at December 31, 2008 for services rendered to two consultants during the year.

Sales in 2007

On August 20, 2007 the Company issued a total of 300,000 shares at a price of $0.05 to one person resident in the United States.

Where the offerings described in “Sales in 2008” and “Sales in 2007” above were made to Canadian residents they were undertaken under Regulation S and they were made under Rule 903 (Category 3, equity securities) and:

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

Debt issued with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities. The fair value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

On July 16, 2008, the Company issued a total of 383,364 shares to repay the above four convertible notes valued at $130,000

Recent Issuance of Non- Restricted Securities

Employee and Consultant Retainer Stock Plan – 2008

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2008.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors”.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Alternet Systems Inc. offers long-distance telecommunications services, transaction and content software solutions for the North and South American markets.

Results of Operations :

Results of Operations are for the year ended December 31, 2008 compared to the year ended December 31, 2007.

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiaries, AI Systems Group Inc., AI Systems Group Canada Inc., and TekVoice Communications Inc. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries above.

Net Sales

For the year ending December 31, 2008, the Company had sales of $664,736. During the corresponding year ended December 31, 2007, the Company had sales of $3,161,118. The decrease in sales is attributable to the fact that the Company re-organized its sales and marketing personnel to concentrate on the sales of its e-transactions products and experienced less demand for the Telecommunication Services division.

The objective of the Company’s marketing plan is to have three distinct product divisions over the next twelve months: Electronic Transaction Services Telecommunication Services; and network sysytems for Education and Healthcare.

Net Loss

For the year ending December 31, 2008, the Company had a net loss of $1,971,287 or ($0.11) per share, which was a increase of 82% when compared to the net loss for the corresponding year to December 31, 2007 of $320,322 or $(0.03) per share. The increased loss was due primarily to a 79% decrease in sales in the telecom services division for the year ended December 31 2008 of $664,736 compared to $3,161,118 in the year ended December 31, 2007.

Selling, General and Administrative Expenses

For the year ended December 31 2008 the Company incurred office and general expenses of $32,898, which was a decrease of 20% from the $41,225 incurred in the previous year ending December 31 2007. Marketing expenses for the period ending December 31 2008 were $37,288 were 80% higher than the marketing expenses of $7,421 for the year ending December 31 2007. Investor relations costs were $197,582 for the period ending December 31 2008.

Management and consulting fees of $946,779 represents a 29% increase from the management and consulting fees of $676,794 incurred in the year ending December 31 2007. Professional fees of $110,646 were incurred in the period ending December 31 2008, which was a 70% increase from the professional fees of $17,525 incurred in the previous year ending December 31 2007. The increase in management consulting expense for the year ended December 31 2008 is a result of increased staffing levels compared to the corresponding year ending December 31, 2007.

Accounts payable were $288,457 at December 31 2008, which was a 27% decrease when compared to accounts payable of $394,095 at December 31 2007. Accounts receivable were $22,515 for the year ended December 31 2008 which was a 95% reduction from accounts receivable of $430,497 for the previous year ended December 31 2007.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at December 31, 2008, the Company had $4,326 cash in the bank, prepaid expenses of $10,169, accounts receivable of $22,515. The Company is currently pursuing financing to fund ongoing operations and to pay current debts. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Plan of Operation

Over the next 12 months, the Company will be concentrating on marketing its e-transaction platform in the telecommunication, public utility, transportation and financial industries. It will also be concentrating in marketing its content distribution applications, SchoolWeb and HealthWeb in North America, Latin America and internationally.

Sales and marketing is accomplished through the Company’s existing sales staff, who contact potential clients through personal and agent sales, trade shows and industry associations.

Sales will come from organic growth from its existing operations. The Company may identify in the course of business, strategic acquisition targets.

Company has accomplished the execution of framework agreements with critical vendors, and is in the process of launching the e-transaction suite of services.

The Company is pursuing opportunities in: prepaid Public Transportation Fare Collection management: prepaid Public Metering and Collection, enabling the use of the cellular phone as a personal payment tool. We have also initiated a program to participate in the financial services industry, by enabling cellular phone technologies that will allow customers to make “mobile to mobile”, “mobile to cash” and “mobile to ATM” remittances.

A structured plan has been defined to close and pursue opportunities. The company has a funnel of potential prospects in different stages of closing. The needs and opportunities of these initial prospects have been identified and we are preparing offers and agreements.

The Company will be updating its marketing material, including web presence and technical information. It will also be focusing on its electronic transaction products, targeting specific vertical industries, specifically the telecom, financial, utilities and transportation sectors.

Currently our sales and business development partners have identified and pursued projects in Colombia, Ecuador, Bolivia, Guatemala, Panama, Mexico and the United States.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future. The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

Funds Required For the Next 12 Months of Operations

The Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Management Fees and Salaries	$30,000
Product Development Expense:	$5,000
Office Rent	$2,000
Telephones	$2,000

Travel	$20,000
Marketing Expenses	$5,000
Professional Fees	$1,500

Accounting fees	$2,000
Total Monthly Expenses:	$67,000

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. Our company has produced significant revenue from its principal business and in fiscal years prior to December 31, 2008 was considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiaries,. Our fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation

Our company’s and its United States subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of our company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “ Foreign Currency Translation ” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Long-Lived Assets

In accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Our company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Loss Per Share

Our company computes net loss per share in accordance with SFAS No. 128 " Earnings per Share " which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

SFAS No. 130, “ Reporting Comprehensive Income ”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.

Financial Instruments

The carrying value of our company’s financial instruments, consisting of cash and cash equivalents, restricted cash, receivables, and accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of these instruments.

Income Taxes

Our company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “ Accounting for Income Taxes ”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “ Interest on Receivables and Payables ”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “ Classification of Debt Issue Costs in the Statement of Cash Flows ” and classifies cash payments for debt issue costs as a financing activity.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “ Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 ”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “ The Hierarchy of Generally Accepted Accounting Principles ”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “ Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “ Business Combinations ”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “ Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51 ”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's future financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

Pollard-Kelley Auditing Services, Inc
Auditing Services                                             4500 Rockside Road, Suite 450, Independence, OH 44131 330-864-2265

Report of Independent Registered Public Accounting Firm

Alternet Systems, Inc. and Subsidiaries
Miami, FL

We have audited the accompanying balance sheets of Alternet Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008, and the results of its operations and it cash flows for the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
April 14, 2009

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEET
As at December 31, 2008

	December	December
	31, 2008	31, 2007
ASSETS
Current Assets
Cash	$4,326	$18,604
Accounts receivable	22,515	430,497
Prepaids and deposits	10,169	12,107
Total Current Assets	37,010	461,208
Fixed Assets (Note 3)	6,457	7,551
TOTAL ASSETS	$43,467	$468,759

LIABILITIES
Current Liabilities
Accounts payable	$288,457	$394,095
Accrued taxes	61,979	66,385
Other loans payable	54,238	-
Due to related parties (Note 6)	501,702	41,397
Demand loan	125,000	-
Total Current Liabilities	1,031,376	501,877
Long Term Debt	-	147,000
TOTAL LIABILITIES	1,031,376	648,877

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	197	103
Additional paid-in capital	5,212,700	3,424,336
Private placement subscriptions	225,415	231,487
Obligation to issue shares	90,000	-
Accumulated other comprehensive income	146,246	-
Deferred compensation (Note 7)	(872,143)	(29,677)
Deficit	(5,790,324)	(3,806,367)
TOTAL STOCKHOLDERS' DEFICIENCY	(987,909)	(180,118)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$43,467	$468,759

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT

	Year ended	Year ended
	December	December
	31, 2008	31, 2007
REVENUE
Sales	$664,736	$3,161,118

COST OF SALES
Direct Cost of Sales	498,547	2,108,207

GROSS PROFIT	166,189	1,052,911

OPERATING EXPENSES

Bad Debt	414,036	51,682
Bank Charges and Interest	19,682	29,095
Commissions	1,450	535,570
Depreciation and Amortization	2,365	42,251
Financing Costs	143,480	-
Investor Relations	197,582	-
License Fees	133	3,038
Management and Consulting	946,779	676,794
Marketing	37,288	7,421
Office and General	32,898	41,225
Professional fees	110,646	17,525
Rent	48,064	21,600
Salaries	82,365	70,202
Telephone and Utilities	35,230	12,114
Travel	65,478	14,007

TOTAL OPERATING EXPENSES	2,137,476	1,522,524

NET INCOME/(LOSS) BEFORE OTHER ITEMS	(1,971,287)	(469,613)

Customer fees	-	4,294
Other income/(expense)	(12,670)	144,997
	(12,670)	149,291
NET INCOME (LOSS)	(1,983,957)	(320,322)
OTHER COMPREHENSIVE INCOME
Increase (decrease) in Derivative Liability	143,480	-
NET OTHER COMPREHENSIVE LOSS FOR THE YEAR	$(1,840,477)	$(320,322)

BASIC NET LOSS PER SHARE	$(0.11)	$(0.03)
BASIC NET OTERH COMPREHENSIVE LOSS PER SHARE	$(0.11)	$(0.03)

WEIGHTED COMMON SHARES OUTSTANDING	17,513,381	9,727,369

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended	Year ended
	December	December
OPERATING ACTIVITIES	31, 2008	31, 2007

Net Income (Loss)	$(1,983,957)	$(320,322)
Add: Items Not Affecting Cash
Depreciation	2,365	42,251
Shares for services	438,240	-
Stock-based compensation	133,125	-
Changes In Non-Cash Working Capital:
Accounts receivable	407,982	261,037
Prepaids and deposit	1,938	(5,292)
Accounts Payable & Accrued charges	(105,049)	13,585
Accrued taxes	(4,406)	47,155
Related party payables	460,305	(75,571)
	(649,457)	(37,157)

INVESTING ACTIVITIES

Acquisition of fixed assets	(1,271)	-
	(1,271)	-

FINANCING ACTIVITIES

Change in loans payable	32,238	12,000
Net proceeds on issuance of convertible debentures	130,000	-
Net proceeds on sale of common stock and subscriptions	333,498	-
	495,736	12,000

NET OTHER COMPREHENSIVE INCOME	140,714	-

NET CHANGE IN CASH DURING THE YEAR	(14,278)	(25,157)

CASH, BEGINNING OF YEAR	18,604	43,761

CASH, END OF YEAR	$4,326	$18,604

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from May 16, 2002 (Inception) to December 31, 2008
			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive
	Shares	Stock	Capital	Shares	Stock	sbuscriptions	Deficit	Compensation	shares	Income	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash at $0.223 per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	100,000
Issuance of common stock for services at $0.223 per share - December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	534,080
Issuance of common stock for cash at $0.223 per share - December 31, 2002	156,776	157	34,805	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	(88,038)
Balance December 31, 2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	(387,426)
Balance December 31, 2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	193,578
Issuance of common stock for cash at $0.31 per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	112,620
Issuance of common stock for services at $0.31 per share - April 30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	(360,260)
Issuance of common stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	316,366
Issuance of common stock for acquisition at $0.50 per share - June 30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	205,800
Issuance of common stock for services at $0.50 per share - June 30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	50,000
Issuance of common stock for cash at $0.60 per share - September 30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	113,250
Issuance of common stock for Services at $0.60 per share - September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	136,750
Issuance of common stock for cash at $0.50 per share - September 30, 2004	204,834	205	102,295	-	-	-	-	-	-	-	102,500
Issuance of common stock for services at $0.50 per share - September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	322,500
Issuance of common stock for cash at $0.48 per share - October 1, 2004	413,956	414	199,586	-	-	-	-	-	-	-	200,000
Issuance of common stock for services at $0.48 per share - October 1, 2004	150,000	150	71,850	-	-	-	-	-	-		72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	(1,619,425)
Balance December 31, 2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	(6,941)
Issuance of common stock for cash at $0.48 per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	172,661
Issuance of common stock for services at $0.48 per share - June 30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	549,339
Issuance of common stock for acquisition at $0.48 per share - June 30, 2005	425,961	426	205,374	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	(837,842)
Balance December 31, 2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	83,017
Issuance of common stock for cash at $0.48 per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	287,271
Issuance of common stock for services at $0.48 per share - June 30, 2006	781,818	782	376,947	-	-	-	-	-	-	-	377,729
Issuance of common stock for services at $0.35 per share - June 30, 2006	425,961	426	146,574	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	(553,314)
Balance December 31, 2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	(320,322)
Balance December 31, 2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	21,381
Alternet Systems Inc. balance before reverse acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	(201,947)
Issued to effect reverse acquisition	4,000,000	40	21,791	-	-	-	-	-	-	-	21,831
Reverse acquisition recapitalization adjustment	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	(21,383)
Balance December 31, 2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	(180,118)
Stock-based compensation at $0.025 per share - January 2, 2008	4,500,000	45	112,455	-	-	-	-	-	-	-	112,500
Stock-based compensation at $0.025 per share - January 15, 2008	750,000	7	18,743	-	-	-	-	-	-	-	18,750
Stock-based compensation at $0.025 per share - January 23, 2008	75,000	1	1,874	-	-	-	-	-	-	-	1,875
Issuance of common stock for services at $0.30 per share - May 23, 2008	23,542	-	7,063	-	-	-	-	-	-	-	7,063
Issuance of common stock for services at $0.51 per share - May 23, 2008	150,000	2	76,498	-	-	-	-	-	-	-	76,500
Issuance of common stock for services at $0.50 per share - June 6, 2008	100,000	1	49,999	-	-	-	-	-	-	-	50,000
Issuance of common stock for services at $0.42 per share - June 26, 2008	1,500,000	15	629,985	-	-	-	-	-	-	-	630,000
Issuance of common stock for debenture note at $0.36 per share - July 16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	100,000
Issuance of common stock for debenture note at $0.21 per share - July 16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	10,000
Issuance of common stock for debenture note at $0.35 per share - July 16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	20,000
Issuance of common stock for cash at $0.35 per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-
Issuance of common stock for services at $0.42 per share - July 16, 2008	500,000	5	209,995	-	-	-	-	-	-	-	210,000
Issuance of common stock for services at $0.42 per share - August 6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	130,200
Issuance of common stock for cash at $0.35 per share - August 7, 2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 11, 2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 13, 2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-
Issuance of common stock for services at $0.41 per share - September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	82,000
Private placement subscriptions received	-	-	-	-	-	333,498	-	-	-	-	333,498
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	2,766	2,766
Increase in Derivative Liability	-	-	-	-	-	-	-	-	-	143,480	143,480
Obligation to issue shares per consulting agreement				-	-	-	-	-	90,000	-	90,000
Services provided per term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	(842,466)
Net Loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	(1,983,957)
Balance December 31, 2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	(987,909)

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

By agreement entered into December 31, 2007, Alternet issued 4,000,000 shares of restricted common stock to the shareholders of TekVoice Communications, Inc., a Company incorporated on May 17, 2002 in the State of Florida, in exchange for all of the issued and outstanding shares of TekVoice Communications, Inc. (refer to note 8).

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008 the Company had a working capital deficiency of $994,366. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

Principles of Consolidation
The consolidated financial statements are a continuation of the financial statements of TekVoice Communications, Inc. and accordingly reflect the operations of TekVoice for the comparative year ended December 31, 2007 and the results of TekVoice and Alternet for the year ended December 31, 2008.

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
December 31, 2008

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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
December 31, 2008

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

NOTE 3 - PROPERTY AND EQUIPMENT

	2008			2007
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$328,029	$323,442	$4,587	$5,010
Computer software	72,560	71,415	1,145	1,635
Equipment	10,576	9,851	725	906
	$411,165	$404,708	$6,457	$7,551

NOTE 4 – CONVERTIBLE DEBENTURE NOTES

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 4 – CONVERTIBLE DEBENTURE NOTES (Continued)

Debt issued with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities. The fair value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

On July 16, 2008, the Company issued a total of 383,364 shares to repay the above four convertible notes valued at $130,000

NOTE 5 – CAPITAL STOCK

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

During the year, a total of 970,218 shares valued at $339,572 were issued with respect to private placement. The Company has received a total of $225,415 (December 31, 2007 - $291,895) in respect of a further private placement of common stock. These shares were not issued as at December 31, 2008 and this amount is reported as private placement subscriptions within stockholders’ deficit.

The Company is obligated to issue 300,000 common shares valued at $90,000 as at December 31, 2008 for services rendered to two consultants during the year.

The shares which were not issued at year end were not used to compute the total weighted average shares outstanding as at December 31, 2008 and were thus are not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2008, a total of $444,299 (December 2007 - $41,397) was payable to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the year, the company has expensed for a total $605,202 (2007 - $336,968) in consulting fees to related parties.

Of the amounts incurred to directors and officers, $473,952 was accrued or paid in cash and $131,250 was paid by way of 5,250,000 common shares for services.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 7 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As at December 31, 2008 these benchmarks have not been met, thus the entire amount has been classified as deferred compensation.

On April 15, 2008, the Company entered into agreement with a consultant for a one-year term whereby the consultant will provide investor relations services to the Company in exchange for 200,000 shares of the Company’s common stock. On June 6, 2008, 100,000 common shares valued at $50,000 were issued to the consultant and 100,000 common shares valued at $50,000 were recorded as obligation to issue share during the year (refer to note 5). These amounts are being expensed over the life of the contract.

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

On October 15, 2008, the Company entered into agreement with a consultant for a one-year term whereby the consultants will provide consulting services to the Company in exchange for 200,000 shares of the Company’s common stock. As of the year ended date, 200,000 common shares valued at $40,000 were recorded as obligation to issue share during the year (refer to note 5). These amounts are being expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the year the Company expensed $310,580 relating to the above contracts. At December 31, 2008, the unamortized portion of the deferred compensation totalled $872,143. The shares issued were all valued at their market price on the date of issuance.

NOTE 8 – STOCK ACQUISITION

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 8 – STOCK ACQUISITION (Continued)

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

NOTE 9 – LAWSUIT

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Change in Accountant

On March 12 2008 the Board of Directors of Alternet Systems Inc., unanimously approved the appointment of Pollard-Kelley Auditing Services Inc. as the Company’s auditor, replacing Dale Matheson Carr Labonte Ltd.

Item 9A.    Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Patrick Fitzsimmons, Vice President and Director

Pat Fitzsimmons, age 56. Mr. Fitzsimmons has extensive sales and management experience gained from a 28-year career in the high-technology sector. Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, and Newbridge Networks, offering a wide range of technology solutions. Previuos to joining Alternet Systems Inc. he was Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Robin Bjorklund, Director,

Robin Bjorklund, age 44. Mr. Bjorklund has an extensive background in building successful multi-million dollar companies from start-up to profitability. Over the past 5 years he has worked as a venture capitalist and as a consultant with Alternet Systems Inc.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Henryk Dabrowski President and Chairman	2007 2008	0 140,000	0	0	0 43,750	0	0	0
Patrick Fitzsimmons Director, Treasurer	2007 2008	45,500 100,000	0 0	0 0	0 18,750	0 0	0 0	0 0
Robin Bjorklund Director	2007 2008	72,495 37,892	0	0	0 25,000	0	0	0
Manfred Koroschetz Director, Chief Technical Officer	2007 2008	0 120,000	0	0	0 43,750	0	0	0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective March 24, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president and secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as an Exhibit to our annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our company does not have an audit committee.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2008 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of April 13 2009 (19,740,179 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86th Street Miami FL 33143	President, Director,	3,104,400
Patrick Fitzsimmons One Glen Royal Parkway Ste 40, Miami FL 33125	Director, Secretary/ Treasurer	954,000
Manfred Koroschetz 14359 Miramar Prkwy, Ste 351 Miramar FL 33027	Director,	2,940,000
Robin Bjorklund 473-1027 Davie Street Vancouver BC V6E 4L2	Director	2,600,500
Directors, Officers and 5% stockholders in total		9,598,500

The following table sets forth, as of April 13 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

At December 31, 2008, a total of $444,299 (December 2007 - $41,397) was payable to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the year, the company has expensed for a total $605,202 (2007 - $336,968) in consulting fees to related parties.

Of the amounts incurred to directors and officers, $473,952 was accrued or paid in cash and $131,250 was paid by way of 5,250,000 common shares for services.

Director Independence

We currently act with four (4) directors, consisting of Henryk Dabrowski, Manfred Koroschetz, Patrick Fitzsimmons and Robin Bjorklund. From inception to present date, we believe that the members of our board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$40,000	$33,000
Audit Related Fees	$24,500	$21,000

	Year Ended
	December 31, 2008	December 31, 2007
Tax Fees	$6,500	$9,000
All Other Fees	Nil	Nil
Total	$70,000	$63,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By: /s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
April 14, 2009

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Patrick Fitzsimmonsl
Henryk Dabrowski, President	Patrick Fitzsimmons, Secretary, Treasurer and CFO
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
April 14, 2009	Officer)
April 14, 2009

52