Form 10-Q
period 2009-03-31
ALTERNET SYSTEMS INC
filed 2009-05-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[   ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

Class	Outstanding at May14, 2009
Common Stock, $0.00001 par value per share	20,252,679 shares

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEET

As at March 31, 2009

	March 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$15,482	$4,326
Accounts receivable	39,935	22,515
Prepaids and deposits	10,169	10,169
Total Current Assets	65,586	37,010

Fixed Assets (Note 3)	5,991	6,457

TOTAL ASSETS	$71,577	$43,467

LIABILITIES

Current Liabilities
Accounts payable	$298,983	$288,457
Accrued taxes	66,611	61,979
Other loans payable	77,547	54,238
Due to related parties (Note 6)	763,460	501,702
Demand loan	-	125,000
TOTAL LIABILITIES	1,206,601	1,031,376

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	197	197
Additional paid-in capital	5,212,700	5,212,700
Private placement subscriptions	250,415	225,415
Obligation to issue shares	90,000	90,000
Deferred compensation (Note 7)	(750,296)	(872,143)
Accumulated other comprehensive income	146,695	-
Deficit	(6,084,735)	(5,644,078)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,135,024)	(987,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$71,577	$43,467

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF LOSS AND DEFICIT

(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31
	2009	2008
REVENUE
Sales	$89,799	$379,805

COST OF SALES
Direct Cost of Sales	53,603	387,087

GROSS PROFIT	36,196	(7,282)

OPERATING EXPENSES
Bad Debt	-	14,317
Bank Charges and Interest	3,476	7,044
Commissions	-	1,450
Depreciation and Amortization	537	591
Financing Costs	-	60,988
Investor Relations	50,500	50,248
License Fees	266	103
Management and Consulting	214,800	200,543
Marketing	847	31,057
Office and General	4,216	13,587
Professional fees	29,310	62,899
Rent	8,100	23,764
Salaries	18,200	20,710
Telephone and Utilities	1,866	5,268
Travel	2,741	21,908
TOTAL OPERATING EXPENSES	334,859	514,477

NET INCOME (LOSS) BEFORE OTHER ITEMS	(298,663)	(521,759)

OTHER ITEMS
Customer fees	4,174	261
Other income/(expense)	78	(5,864)

NET LOSS FOR THE YEAR	(294,411)	(527,362)

OTHER COMPREHENSIVE INCOME
Increase (decrease) in Derivative Liability	-	4,573

NET OTHER COMPREHENSIVE LOSS FOR THE YEAR	$(294,411)	$(522,789)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.03)

BASIC NET OTHER COMPREHENSIVE LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED COMMON SHARES OUTSTANDING	19,740,270	15,420,179

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31
OPERATING ACTIVITIES	2009	2008

Net Income (Loss) From Operations	$(294,411)	$(522,789)
Add: Items Not Affecting Cash
Depreciation	537	591
Shares for services	-	29,677
Stock-based compensation	-	133,125
Deferred compensation	121,847	-
Changes In Non-Cash Working Capital:
Accounts receivable	(17,420)	(6,948)
Prepaids and deposit	-	(1,846)
Accounts Payable & Accrued charges	10,526	50,725
Accrued taxes	4,632	87,790
Related party payables	261,758	4,139
	87,469	(225,536)

INVESTING ACTIVITIES

Acquisition of fixed assets	(71)	(1,271)

FINANCING ACTIVITIES

Change in loans payable	(101,691)	100,000
Deferred financing costs	-	(49,586)
Net proceeds on issuance of convertible debentures	-	106,514
Net proceeds on sale of common stock and subscriptions	25,000	61,480
	(76,691)	218,408

NET OTHER COMPREHENSIVE INCOME	449	-

NET CHANGE IN CASH DURING THE YEAR	11,156	(8,399)

CASH, BEGINNING OF YEAR	4,326	18,604

CASH, END OF YEAR	$15,482	$10,205

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2009

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	to Issue	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-
Issuance of common
stock for cash at $0.223
per share - May 17,
2002	448,400	448	99,552	-	-	-	-	-	-	-	100,000
Issuance of common
stock for services at
$0.223 per share -
December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	534,080
Issuance of common
stock for cash at $0.223
per share - December
31, 2002	156,776	157	34,805	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	(88,038)
Balance December 31,
2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	(387,426)
Balance December 31,
2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	193,578
Issuance of common
stock for cash at $0.31
per share - April 30,
2004	363,669	364	112,256	-	-	-	-	-	-	-	112,620
Issuance of common
stock for services at
$0.31 per share - April
30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	(360,260)

Issuance of common
stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	316,366
Issuance of common
stock for acquisition at
$0.50 per share - June
30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	205,800
Issuance of common
stock for services at
$0.50 per share - June
30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	50,000
Issuance of common
stock for cash at $0.60
per share - September
30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	113,250
Issuance of common
stock for Services at
$0.60 per share -
September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	136,750
Issuance of common
stock for cash at $0.50
per share - September
30, 2004	204,834	205	102,295	-	-	-	-	-	-	-	102,500
Issuance of common
stock for services at
$0.50 per share -
September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	322,500
Issuance of common
stock for cash at $0.48
per share - October 1,
2004	413,956	414	199,586	-	-	-	-	-	-	-	200,000
Issuance of common
stock for services at
$0.48 per share -
October 1, 2004	150,000	150	71,850	-	-	-	-	-	-		72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	(1,619,425)
Balance December 31,
2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	(6,941)
Issuance of common
stock for cash at $0.48
per share - June 30,
2005	357,477	357	172,304	-	-	-	-	-	-	-	172,661
Issuance of common
stock for services at
$0.48 per share - June
30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	549,339
Issuance of common
stock for acquisition at
$0.48 per share - June
30, 2005	425,961	426	205,374	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	(837,842)
Balance December 31,
2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	83,017

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2009

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	to Issue	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Total
Issuance of common
stock for cash at $0.48
per share - June 30,
2006	594,585	595	286,676	-	-	-	-	-	-	-	287,271
Issuance of common
stock for services at
$0.48 per share - June
30, 2006	781,818	782	376,947	-	-	-	-	-	-	-	377,729
Issuance of common
stock for services at
$0.35 per share - June
30, 2006	425,961	426	146,574	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	(553,314)
Balance December 31,
2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	(320,322)
Balance December 31,
2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	21,381
Alternet Systems Inc.
balance before reverse
acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	(201,947)
Issued to effect reverse	4,000,000	40	21,791
acquisition				-	-	-	-	-	-	-	21,831
Reverse acquisition			#####
recapitalization	(9,050,672)	(9,051)	#####	-	-	-	5,540,778	-	-	(256)	(21,383)
adjustment			##
Balance December 31,
2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	(180,118)
Stock-based
compensation at $0.025
per share - January 2,
2008	4,500,000	45	112,455	-	-	-	-	-	-	-	112,500
Stock-based
compensation at $0.025
per share - January 15,
2008	750,000	7	18,743	-	-	-	-	-	-	-	18,750
Stock-based
compensation at $0.025
per share - January 23,
2008	75,000	1	1,874	-	-	-	-	-	-	-	1,875
Issuance of common
stock for services at
$0.30 per share - May
23, 2008	23,542	-	7,063	-	-	-	-	-	-	-	7,063
Issuance of common
stock for services at
$0.51 per share - May
23, 2008	150,000	2	76,498	-	-	-	-	-	-	-	76,500
Issuance of common
stock for services at
$0.50 per share - June 6,
2008	100,000	1	49,999	-	-	-	-	-	-	-	50,000
Issuance of common
stock for services at
$0.42 per share - June
26, 2008	1,500,000	15	629,985	-	-	-	-	-	-	-	630,000
Issuance of common
stock for debenture note
at $0.36 per share - July
16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	100,000
Issuance of common
stock for debenture note
at $0.21 per share - July
16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	10,000
Issuance of common
stock for debenture note
at $0.35 per share - July
16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	20,000

Issuance of common
stock for cash at $0.35
per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-
Issuance of common
stock for services at
$0.42 per share - July
16, 2008	500,000	5	209,995	-	-	-	-	-	-	-	210,000
Issuance of common
stock for services at
$0.42 per share - August
6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	130,200

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2009

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Total
Issuance of common
stock for cash at $0.35
per share - August 7,
2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-
Issuance of common
stock for cash at $0.35
per share - August 11,
2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-
Issuance of common
stock for cash at $0.35
per share - August 13,
2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-
Issuance of common
stock for services at
$0.41 per share -
September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	82,000
Private placement
subscriptions received	-	-	-	-	-	333,498	-	-	-	-	333,498
Foreign exchange
translation adjustment	-	-	-	-	-	-	-	-	-	2,766	2,766
Increase in derivative
liability	-	-	-	-	-	-	-	-	-	143,480	143,480
Obligation to issue
shares per consulting
agreement				-	-	-	-	-	90,000	-	90,000
Services provided per
term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	(1,983,957)
Balance December 31,
2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	(987,909)
Private placement
subscriptions received	-	-	-	-	-	25,000	-	-	-	-	25,000
Foreign exchange
translation adjustment	-	-	-	-	-	-	-	-	-	449	449
Services provided per
term of contracts	-	-	-	-	-	-	-	121,847	-	-	121,847
Net loss for the period	-	-	-	-	-	-	(294,411)	-	-	-	(294,411)
Balance March 31,
2009	19,740,270	197	5,212,700	-	-	250,415	(6,084,735)	(750,296)	90,000	146,695	(1,135,024)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2009

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009 the Company had a working capital deficiency of $1,141,015. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc., AI Systems Group (Canada) Ltd. and TekVoice Communications, Inc. All significant intercompany transactions and account balances have been eliminated.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2009

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Share
The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As the Company has net losses, we did not include common equivalent shares in the computation of diluted net loss per share as the effect would be anti-dilutive.

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

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which is effective for fiscal years beginning after December 15, 2008. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years beginning after December 15, 2008. The statement requires all entities to report noncontrolling or minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, the Statement eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of Statement 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United states, the GAAP hierarchy. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In May 2008, the FASB issued SFAS No.163, Accounting for Financial Guarantee Insurance Contract, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contract, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2009

NOTE 3 - PROPERTY AND EQUIPMENT

				December 31,
	March 31, 2009			2008
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$328,029	$323,786	$4,243	$4,587
Computer software	72,560	71,501	1,059	1,145
Equipment	10,576	9,887	689	725
	$411,165	$405,174	$5,991	$6,,457

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2009

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

During the year ended December 31, 2008, a total of 970,218 shares valued at $339,572 were issued with respect to private placement. The Company has received a total of $225,415 (December 31, 2007 - $291,895) in respect of a further private placement of common stock. This amount is reported as private placement subscriptions within stockholders’ deficit.

The Company is obligated to issue 300,000 common shares valued at $90,000 as at December 31, 2008 for services rendered to two consultants during the year. These shares were not issued as at March 31, 2009.

During the quarter ended March 31, 2009, The Company received a further $25,000 in respect of private placement stock yet to be issued. As at March 31, 2009, the Company has $250,415 (December 31, 2008 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at March 31, 2009 or December 31, 2008 were not used to compute the total weighted average shares outstanding as at March 31, 2009 or December 31, 2008 respectively and were thus are not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

At March 31, 2009, a total of 669,379 (December 31, 2008 - $444,299) was payable to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the quarter, the company expensed a total of $115,500 (December 31, 2008 - $605,202) in consulting fees and investor relations paid to related parties.

Of the amounts incurred to directors and officers, $115,500 (December 31, 2008 - $473,952) was accrued or paid in cash and $Nil (December 31, 2008 - $131,250) was paid by way of zero (December 31, 2008 - 5,250,000) common shares issued for services.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2009

NOTE 7 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As at March 31, 2009 these benchmarks have not been met, thus the entire amount has been classified as deferred compensation.

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

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the quarter the Company expensed $121,847 relating to the above contracts. At March 31, 2009, the unamortized portion of the deferred compensation totalled $750,296. The shares issued were all valued at their market price on the date of issuance.

NOTE 8 – LAWSUIT

On June 30, 2008, the Company filed an action in the Circuit Court in and for Miami-Dade County, Florida against a customer seeking to recover a total of $142,121 for services and loans provided. The Company is also seeking to recover interest and attorneys' fees and costs. The likelihood of any results from the above lawsuit is not determinable at this time, consequently the company made a bad debt provision in the year ended December 31, 2008 for the entire amount.

NOTE 9 – SUBSEQUENT EVENTS

On May 1, 2009, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 200,000 shares of the Company’s common stock.

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

Alternet Systems, Inc. previous to the merger with TekVoice, sold network systems and software for education and healthcare, marketed under the names "SchoolWeb" and HealthWeb.

Alternet Systems has been granted trademark rights in the Canada for the trademark "SchoolWeb". The initial application was filed in Canada on March 30, 2001 and it was granted in March of 2003. The trademark is also registered on the supplemental register in the United States, as the United States trademark was applied for based on the Canadian trademark application. Once a company has used a supplemental register mark in the United States for five years, the company's mark is placed on the full register. In the meantime, its rights in the United States are protected.

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

Plan of Operation

In addition to the operating the Company’s VOIP telephony business, management is pursuing opportunities in mass-transportation electronic fare-collection management and electronic transaction platforms for utility bill prepayment. We have also initiated a program to participate in the money remittance service industry, by enabling technologies that will allow the remitter to make “mobile to mobile”, “mobile to cash” and “mobile to ATM” remittances through a cell-phone.

Alternet personnel continue to make presentations on the services offered by the Company for the telecom, financial, utilities and transportation sectors, as well as our content delivery software for the education and health sectors.

A structured plan has been defined to pursue immediate opportunities. Management has identified and contacted initial prospects. The needs and opportunities of these initial prospects have been identified and we have prepared offers and agreements. Management is in the final stages of closing of the business opportunities prospected in 2008. Additional opportunities have been identified and management has been actively pursuing them.

Currently our sales personnel and business development partners have identified and pursued projects in Colombia, Guatemala, Panama, Mexico and the United States.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales

For the three months ended March 31 2009, the Company had $89,799 in sales compared to $379,805 for the corresponding period in 2008. The 75% decrease in sales resulted from a decrease in VoIP telephony sales from the Company’s subsidiary, TekVoice Inc.

Gross Profit

Gross profit was $36,196 in the three months ending March 31, 2009 compared to a gross loss of 7,282 in the three month period ending March 31, 2008. This represents an increase in gross profit of $43,478.

Selling, General and Administrative Expenses

For the three months ended March 31 2009, the Company had office and general expenses of $4,216, marketing expenses of $874, management and consulting fees of $214,800 professional fees of $29,310 and rent of $8,100.

For the corresponding period in 2008 the Company incurred office and general expenses of $13,587; marketing expenses of $31,057; management and consulting fees of $200,543; $62,899 in professional fees and $23,764 in rent. Rent expense was reduced in the period due to the closing of the Vancouver office.

Accounts payable totaled $298,983 at March 31, 2009 compared to accounts of $288,457 for the corresponding period in 2008.

Net Loss

For the three months ended March 31, 2009, the Company had a net loss of $ 294,411 or $(0.01) per share, which was a decrease of 57% when compared to the net loss for the corresponding period to March 31 2008 of $521,759 or $(0.03) per share.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $65,586 as at March 31, 2009. The Company also had a net loss of $294,411 during the three months ended March 31, 2008.

The Company had a working capital deficiency of $1,141,015 at March 31 2009. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its TekVoice, Electronic Transaction and SchoolWeb / HealthWeb products.

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

As of March 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ending March 31 2009, the Company received $25,000 in respect of a private placement yet to be issued.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed no reports on Form 8K during the period ending March. 31 2009

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
May14, 2009

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting
Officer)
May14, 2009