Form 10-Q
period 2009-06-30
ALTERNET SYSTEMS INC
filed 2009-08-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2009
Common Stock, $0.00001 par value per share	20,756,179 shares

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEET

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$1,424	$4,326
Accounts receivable	37,678	22,515
Prepaids and deposits	5,169	10,169
Deferred financing costs	69,945	-
Total Current Assets	114,216	37,010

Fixed Assets (Note 3)	5,525	6,457

TOTAL ASSETS	$119,741	$43,467

LIABILITIES

Current Liabilities
Accounts payable	$406,018	$288,457
Accrued taxes	71,695	61,979
Other loans payable	53,172	54,238
Due to related parties (Note 4 and 6)	813,957	501,702
Demand loan	-	125,000
Derivative liability	302,725	-
TOTAL LIABILITIES	1,647,567	1,031,376

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	202	197
Additional paid-in capital	5,257,695	5,212,700
Private placement subscriptions	225,415	225,415
Obligation to issue shares	90,000	90,000
Deferred compensation (Note 7)	(668,750)	(872,143)
Deficit	(6,432,388)	(5,644,078)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,527,826)	(987,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$119,741	$43,467

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF LOSS AND DEFICIT

(Unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2009	2008	2009	2008
REVENUE
Sales	$72,031	$84,443	$161,830	$464,248
COST OF SALES
Direct Cost of Sales	28,617	32,476	82,220	419,563
GROSS PROFIT	43,414	51,967	79,610	44,685

OPERATING EXPENSES
Bad Debt	-	129,209	-	143,526
Bank Charges and Interest	9,489	4,269	12,965	11,313
Commissions	-	-	-	1,450
Depreciation and Amortization	537	592	1,074	1,183
Financing Costs	72,460	77,066	72,460	138,054
Investor Relations	29,667	46,334	80,167	96,582
License Fees	-	-	266	103
Management and Consulting	203,000	152,397	417,800	352,940
Marketing	643	1,007	1,490	32,064
Office and General	8,254	19,106	12,470	32,693
Professional fees	20,939	23,506	50,249	86,405
Rent	5,874	8,100	13,974	31,864
Salaries	20,983	63,700	39,183	84,410
Telephone and Utilities	2,700	7,571	4,566	12,839
Travel	1,183	23,414	3,924	45,322
TOTAL OPERATING EXPENSES	375,729	556,271	710,588	1,070,748

NET INCOME/(LOSS) BEFORE OTHER ITEMS	(332,315)	(504,304)	(630,978)	(1,026,063)

OTHER ITEMS
Customer fees	235	193	4,409	454
Other income/(expense)	(1,000)	2,970	(922)	(2,894)
Increase (decrease) in Derivative Liability	(160,320)	25,518	(160,320)	30,091

NET INCOME (LOSS) FOR THE PERIOD	$(493,400)	$(475,623)	$(787,811)	$(998,412)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.04)	$(0.06)

WEIGHTED COMMON SHARES OUTSTANDING	19,930,212	15,787,411	19,945,964	15,603,795

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2009	2008

OPERATING ACTIVITIES
Net Income (Loss) From Operations	$(787,811)	$(998,412)
Add: Items Not Affecting Cash
Depreciation	1,074	1,183
Shares for services	20,000	136,366
Stock-based compensation	-	133,125
Deferred compensation	203,393	-
Changes In Non-Cash Working Capital:
Accounts receivable	(15,163)	134,742
Prepaids and deposit	5,000	(12,810)
Accounts payable and accrued charges	117,561	(87,398)
Accrued taxes	9,716	9,722
Due to related parties	312,255	210,545
	(133,975)	(472,937)

INVESTING ACTIVITIES
Acquisition of fixed assets	(142)	(1,271)

FINANCING ACTIVITIES
Change in loans payable	(126,066)	130,000
Derivative liability	302,725	113,389
Deferred financing costs	(69,945)	(5,426)
Net proceeds on sale of common stock and subscriptions	25,000	266,172
	131,714	504,135

OTHER COMPREHENSIVE INCOME	(499)	428

NET CHANGE IN CASH DURING THE PERIOD	(2,902)	30,355

CASH, BEGINNING OF PERIOD	4,326	18,604

CASH, END OF PERIOD	$1,424	$48,959

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2009

			Additional							Other
		Common	Paid in	Treasury	Treasury	Private Placement	Accumulated	Deferred	Obligation to	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	Issue shares	Income	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-

Issuance of common
stock for cash at $0.223
per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	100,000
Issuance of common
stock for services at
$0.223 per share -
December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	534,080
Issuance of common
stock for cash at $0.223
per share - December 31,
2002	156,776	157	34,805	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	(88,038)
Balance December 31,
2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	(387,426)
Balance December 31,
2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	193,578

Issuance of common
stock for cash at $0.31
per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	112,620
Issuance of common
stock for services at
$0.31 per share - April
30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	(360,260)

Issuance of common
stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	316,366
Issuance of common
stock for acquisition at
$0.50 per share - June 30,
2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	205,800
Issuance of common
stock for services at
$0.50 per share - June 30,
2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	50,000
Issuance of common
stock for cash at $0.60
per share - September 30,
2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	113,250
Issuance of common
stock for Services at
$0.60 per share -
September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	136,750
Issuance of common
stock for cash at $0.50
per share - September 30,
2004	204,834	205	102,295	-	-	-	-	-	-	-	102,500
Issuance of common
stock for services at
$0.50 per share -
September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	322,500
Issuance of common
stock for cash at $0.48
per share - October 1,
2004	413,956	414	199,586	-	-	-	-	-	-	-	200,000
Issuance of common
stock for services at
$0.48 per share - October
1, 2004	150,000	150	71,850	-	-	-	-	-	-		72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	(1,619,425)
Balance December 31,
2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	(6,941)

Issuance of common
stock for cash at $0.48
per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	172,661
Issuance of common
stock for services at
$0.48 per share - June 30,
2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	549,339
Issuance of common
stock for acquisition at
$0.48 per share - June 30,
2005	425,961	426	205,374	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	(837,842)
Balance December 31,
2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	83,017

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2009

			Additional							Other
		Common	Paid in	Treasury	Treasury	Private Placement	Accumulated	Deferred	Obligation to	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	Issue shares	Income	Total

Issuance of common
stock for cash at $0.48
per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	287,271
Issuance of common
stock for services at
$0.48 per share - June 30,
2006	781,818	782	376,947	-	-	-	-	-	-	-	377,729
Issuance of common
stock for services at
$0.35 per share - June 30,
2006	425,961	426	146,574	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	(553,314)
Balance December 31,
2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	(320,322)
Balance December 31,
2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	21,381
Alternet Systems Inc.
balance before reverse
acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	(201,947)
Issued to effect reverse	4,000,000	40	21,791
acquisition				-	-	-	-	-	-	-	21,831
Reverse acquisition
recapitalization	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	(21,383)
adjustment
Balance December 31,
2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	(180,118)
Stock-based
compensation at $0.025
per share - January 2,
2008	4,500,000	45	112,455	-	-	-	-	-	-	-	112,500
Stock-based
compensation at $0.025
per share - January 15,
2008	750,000	7	18,743	-	-	-	-	-	-	-	18,750
Stock-based
compensation at $0.025
per share - January 23,
2008	75,000	1	1,874	-	-	-	-	-	-	-	1,875
Issuance of common
stock for services at
$0.30 per share - May 23,
2008	23,542	-	7,063	-	-	-	-	-	-	-	7,063
Issuance of common
stock for services at
$0.51 per share - May 23,
2008	150,000	2	76,498	-	-	-	-	-	-	-	76,500
Issuance of common
stock for services at
$0.50 per share - June 6,
2008	100,000	1	49,999	-	-	-	-	-	-	-	50,000
Issuance of common
stock for services at
$0.42 per share - June 26,
2008	1,500,000	15	629,985	-	-	-	-	-	-	-	630,000
Issuance of common
stock for debenture note
at $0.36 per share - July
16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	100,000
Issuance of common
stock for debenture note
at $0.21 per share - July
16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	10,000
Issuance of common
stock for debenture note
at $0.35 per share - July
16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	20,000

Issuance of common
stock for cash at $0.35
per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-
Issuance of common
stock for services at
$0.42 per share - July 16,
2008	500,000	5	209,995	-	-	-	-	-	-	-	210,000
Issuance of common
stock for services at
$0.42 per share - August
6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	130,200

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2009

			Additional							Other
		Common	Paid in	Treasury	Treasury	Private Placement	Accumulated	Deferred	Obligation to	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	Issue shares	Income	Total
Issuance of common
stock for cash at $0.35
per share - August 7,
2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-
Issuance of common
stock for cash at $0.35
per share - August 11,
2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-
Issuance of common
stock for cash at $0.35
per share - August 13,
2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-
Issuance of common
stock for services at
$0.41 per share -
September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	82,000
Private placement
subscriptions received	-	-	-	-	-	333,498	-	-	-	-	333,498
Foreign exchange
translation adjustment	-	-	-	-	-	-	-	-	-	2,766	2,766
Increase in derivative
liability	-	-	-	-	-	-	-	-	-	143,480	143,480

Obligation to issue shares
per consulting agreement				-	-	-	-	-	90,000	-	90,000
Services provided per
term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	(1,983,957)
Balance December 31,
2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	(987,909)

Issuance of common
stock for cash at $0.08
per share - April 9, 2009	312,500	3	24,997	-	-	(25,000)	-	-	-	-	-
Issuance of common
stock for services at
$0.10 per share - May 5,
2009	200,000	2	19,998	-	-	-	-	-	-	-	20,000
Private placement
subscriptions received	-	-	-	-	-	25,000	-	-	-	-	25,000
Foreign exchange
translation adjustment	-	-	-	-	-	-	-	-	-	(499)	(499)
Increase in derivative
liability	-	-	-	-	-	-	-	-	-	(160,320)	(160,320)
Services provided per
term of contracts	-	-	-	-	-	-	-	203,393	-	-	203,393
Net loss for the period	-	-	-	-	-	-	(627,491)	-	-	-	(627,491)

Balance June 30, 2009	20,252,770	202	5,257,695	-	-	225,415	(6,417,815)	(668,750)	90,000	(14,573)	(1,527,826)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2009

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2009 the Company had a working capital deficiency of $1,300,572. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

June 30, 2009

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

June 30, 2009

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

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No.165, Subsequent Events, which is effective for interim or annual financial statements issued after June 15, 2009. This statement requires the Company to disclose the period for which subsequent events have been reported and clarifies when subsequent events should be disclosed. This standard does not have a significant effect on the Company’s reported financial position or results of operations.

In June 2009, the FASB issued SFAS No.166, Accounting for Transfers of Financial Assets, which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities, by removing the concept of special purpose entity from SFAS No.140. This statement also clarifies the objective of paragraph 9 of SFAS No.140 which is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control of transferred financial assets. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No.46(R), which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends FASB Interpretation No.46(R), Consolidation of Variable Interest Entities, by requiring an entity to perform an analysis to determine whether the entity’s variable interest or interest give it a controlling financial interest in a variable interest entity. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

				December 31,
	June 30, 2009			2008
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$328,029	$324,130	$3,899	$4,587
Computer software	72,560	71,587	973	1,145
Equipment	10,576	9,923	653	725
	$411,165	$405,640	$5,525	$6,457

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2009

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

On July 16, 2008, the Company issued a total of 383,364 shares to repay the above four convertible notes valued at $130,000

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

On January 8, 2009, the Company issued a note payable in the amount of $42,085. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2009

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

During the six months ended June 30, 2009, the Company issued 312,500 shares valued at $25,000 for cash received during the three months ended March 31, 2009 and 200,000 shares valued at $20,000 for services to be rendered over a one year period. As at June 30, 2009, the Company has $225,415 (December 31, 2008 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at June 30, 2009 or December 31, 2008 were not used to compute the total weighted average shares outstanding as at June 30, 2009 or December 31, 2008 respectively and were thus are not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

At June 30, 2009, a total of $813,957 (December 31, 2008 - $444,299) was payable to directors of which $667,799 is non-interest bearing and has no specific terms of repayment and $146,158 relates to the convertible debentures detailed in Note 4.

During the quarter, the company expensed a total of $231,000 (December 31, 2008 - $605,202) in consulting fees and investor relations paid to related parties.

Of the amounts incurred to directors and officers, $231,000 (December 31, 2008 - $473,952) was accrued or paid in cash and $Nil (December 31, 2008 - $131,250) was paid by way of zero (December 31, 2008 - 5,250,000) common shares issued for services.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2009

NOTE 7 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As at June 30, 2009 these benchmarks have not been met, thus the entire amount has been classified as deferred compensation.

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

On January 5, 2009, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 200,000 shares of the Company’s common stock valued at $20,000.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the six months ended the Company expensed $203,393 relating to the above contracts. At June 30, 2009, the unamortized portion of the deferred compensation totalled $668,750. The shares issued were all valued at their market price on the date of issuance.

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

About TekVoice Communications Inc.

TekVoice Communications, Inc. is a Voice over IP telecom company that since 2002, offers convergent voice and data services over IP networks. It has capitalized on its in-depth knowledge of the Hispanic and Latin American market, the quality of its telecommunications network and the dramatic cost savings that the network delivers to its customers. As a pioneer in the VOIP industry, TekVoice has been at the leading edge in the design and deployment of new products and services for the corporate and residential markets. TekVoice Communications, Inc. is a U.S. corporation with offices in Miami, Florida.

TekVoice also sells electronic transaction systems for mass-transportation fare collection, bill payments and money remittance.

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

Currently our sales personnel and business development partners have identified and are pursuing projects in Colombia, Guatemala, Panama, Mexico and the United States.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Sales

For the six months ended June 30 2009, the Company had $161,830 in sales compared to $464,248 for the corresponding period in 2008. The decrease in sales resulted from a decrease in VoIP telephony sales from the Company’s subsidiary, TekVoice Inc.

Gross Profit

Gross profit was $79,610 in the six months ending June 30, 2009 compared to a gross profit of $44,685 in the six month period ending June 30, 2008. This represents an increase in gross profit for the period of $34,925.

Selling, General and Administrative Expenses

For the six months ended June 30 2009, the Company had office and general expenses of $12,470, marketing expenses of $1,490, management and consulting fees of $417,800 professional fees of $50,249 and rent of $13,974.

For the corresponding period in 2008 the Company incurred office and general expenses of $32,693; marketing expenses of $32,064; management and consulting fees of $352,940; $86,405 in professional fees and $31,864 in rent. Rent expense was reduced in the period due to the closing of the Vancouver office.

Accounts payable totaled $406,018 and accounts receivable were $37,698 at June 30, 2009

Net Loss

For the six months ended June 30, 2009, the Company had a net loss of $ 787,811 or $(0.04) per share, which was a decrease of 22% when compared to the net loss for the corresponding period to June 30 2008 of $998,412 or $(0.06) per share. The reduced loss was primarily due to no bad debt expense in the six month period ending June 30 2009.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $114,216 as at June 30, 2009. The Company also had a net loss of $787,811 during the six months ended June 30, 2008.

The Company had a working capital deficiency of $1,300,572 at June 30 2009. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its TekVoice, Electronic Transaction and SchoolWeb / HealthWeb products.

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

As of June 30, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ending June 30 2009, the Company issued 312,500 shares in respect of a private placement of $25,000

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed no reports on Form 8K during the period ending June 30 2009

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
August 14, 2009

By: /s/ Patrick Fitzsimmons
Patrick Fitzsimmons, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting
Officer)
August 14, 2009