Form 10-Q
period 2009-09-30
ALTERNET SYSTEMS INC
filed 2009-11-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Class	Outstanding at November 13, 2009
Common Stock, $0.00001 par value per share	20,756,179 shares

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended September 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEET

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$1,208	$4,326
Accounts receivable	28,530	22,515
Prepaids and deposits	5,171	10,169
Deferred financing costs	27,208	-
Total Current Assets	62,117	37,010

Fixed Assets (Note 3)	5,058	6,457

TOTAL ASSETS	$67,175	$43,467

LIABILITIES

Current Liabilities
Accounts payable	$270,761	$288,457
Accrued taxes	76,713	61,979
Other loans payable	87,187	54,238
Due to related parties (Note 4 and 6)	747,855	501,702
Demand loan	-	125,000
Derivative liability	201,878	-
TOTAL LIABILITIES	1,384,394	1,031,376

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	202	197
Additional paid-in capital	5,257,695	5,212,700
Private placement subscriptions	225,415	225,415
Obligation to issue shares	90,000	90,000
Deferred compensation (Note 7)	(636,666)	(872,143)
Deficit	(6,253,865)	(5,644,078)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,317,219)	(987,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$67,175	$43,467

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF LOSS AND DEFICIT

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
REVENUE
Sales	$68,606	$82,874	$230,436	$547,122
COST OF SALES
Direct Cost of Sales	31,282	34,793	113,502	454,356
GROSS PROFIT	37,324	48,081	116,934	92,766

OPERATING EXPENSES
Bad Debt	14,038	267,128	14,038	410,654
Bank Charges and Interest	12,910	3,419	25,875	14,732
Commissions	-	-	-	1,450
Depreciation and Amortization	537	591	1,611	1,774
Financing Costs	22,373	5,426	94,833	143,480
Investor Relations	-	50,499	80,167	147,081
License Fees	320	15	586	118
Management and Consulting	31,584	224,906	449,384	577,846
Marketing	-	1,050	1,490	33,114
Office and General	8,565	8,246	21,035	40,939
Professional fees	6,908	21,097	57,157	107,502
Rent	-	8,100	13,974	39,964
Salaries	21,017	63,846	60,200	148,256
Telephone and Utilities	949	10,291	5,515	23,130
Travel	11,243	18,492	15,167	63,814
TOTAL OPERATING EXPENSES	130,444	683,106	841,032	1,753,854

NET INCOME/(LOSS) BEFORE OTHER ITEMS	(93,120)	(635,025)	(724,098)	(1,661,088)

OTHER ITEMS
Customer fees	273	6,317	4,682	6,771
Other income/(expense)	(3,000)	(373)	(3,922)	(3,267)
Gain on sale of investment	194,937	-	194,937	-
Increase (decrease) in Derivative Liability	80,483	113,389	(79,837)	143,480

NET INCOME (LOSS) FOR THE PERIOD	$179,573	$(515,692)	$(608,238)	$(1,514,104)

BASIC NET LOSS PER SHARE	0.01	$(0.03)	$(0.03)	$(0.09)

WEIGHTED COMMON SHARES OUTSTANDING	$20,252,770	19,064,151	20,049,737	16,765,667

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008

OPERATING ACTIVITIES
Net Income (Loss) From Operations	$(608,238)	$(1,514,104)
Add: Items Not Affecting Cash
Depreciation	1,611	1,774
Shares for services	20,000	317,857
Stock-based compensation	-	133,125
Gain on sale of investment	194,937	-
Deferred compensation	235,477	-
Changes In Non-Cash Working Capital:
Accounts receivable	(6,015)	393,799
Prepaids and deposit	4,998	(763)
Accounts payable and accrued charges	(17,696)	(113,892)
Accrued taxes	14,734	14,641
Due to related parties	51,216	299,544
	(108,976)	(468,019)

INVESTING ACTIVITIES
Acquisition of fixed assets	(212)	(1,271)

FINANCING ACTIVITIES
Change in loans payable	(92,051)	-
Derivative liability	201,878	-
Deferred financing costs	(27,208)	-
Net proceeds on sale of common stock and subscriptions	25,000	464,071
	107,619	464,071

OTHER COMPREHENSIVE INCOME	(1,549)	(2,758)

NET CHANGE IN CASH DURING THE PERIOD	(3,118)	(7,977)

CASH, BEGINNING OF PERIOD	4,326	18,604

CASH, END OF PERIOD	$1,208	$10,627

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to September 30, 2009

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	to Issue	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-

Issuance of common
stock for cash at $0.223
per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	100,000
Issuance of common
stock for services at
$0.223 per share -
December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	534,080
Issuance of common
stock for cash at $0.223
per share - December 31,
2002	156,776	157	34,805	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	(88,038)
Balance December 31,
2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	(387,426)
Balance December 31,
2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	193,578

Issuance of common
stock for cash at $0.31
per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	112,620
Issuance of common
stock for services at
$0.31 per share - April
30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	(360,260)

Issuance of common
stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	316,366
Issuance of common
stock for acquisition at
$0.50 per share - June 30,
2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	205,800
Issuance of common
stock for services at
$0.50 per share - June 30,
2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	50,000
Issuance of common
stock for cash at $0.60
per share - September 30,
2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	113,250
Issuance of common
stock for Services at
$0.60 per share -
September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	136,750
Issuance of common
stock for cash at $0.50
per share - September 30,
2004	204,834	205	102,295	-	-	-	-	-	-	-	102,500
Issuance of common
stock for services at
$0.50 per share -
September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	322,500
Issuance of common
stock for cash at $0.48
per share - October 1,
2004	413,956	414	199,586	-	-	-	-	-	-	-	200,000
Issuance of common
stock for services at
$0.48 per share - October
1, 2004	150,000	150	71,850	-	-	-	-	-	-		72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	(1,619,425)
Balance December 31,
2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	(6,941)

Issuance of common
stock for cash at $0.48
per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	172,661
Issuance of common
stock for services at
$0.48 per share - June 30,
2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	549,339
Issuance of common
stock for acquisition at
$0.48 per share - June 30,
2005	425,961	426	205,374	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	(837,842)
Balance December 31,
2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	83,017

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to September 30, 2009

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	to Issue	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Total

Issuance of common
stock for cash at $0.48
per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	287,271
Issuance of common
stock for services at
$0.48 per share - June 30,
2006	781,818	782	376,947	-	-	-	-	-	-	-	377,729
Issuance of common
stock for services at
$0.35 per share - June 30,
2006	425,961	426	146,574	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	(553,314)
Balance December 31,
2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	(320,322)
Balance December 31,
2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	21,381
Alternet Systems Inc.
balance before reverse
acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	(201,947)
Issued to effect reverse	4,000,000	40	21,791
acquisition				-	-	-	-	-	-	-	21,831
Reverse acquisition
recapitalization	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	(21,383)
adjustment
Balance December 31,
2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	(180,118)
Stock-based
compensation at $0.025
per share - January 2,
2008	4,500,000	45	112,455	-	-	-	-	-	-	-	112,500
Stock-based
compensation at $0.025
per share - January 15,
2008	750,000	7	18,743	-	-	-	-	-	-	-	18,750
Stock-based
compensation at $0.025
per share - January 23,
2008	75,000	1	1,874	-	-	-	-	-	-	-	1,875
Issuance of common
stock for services at
$0.30 per share - May 23,
2008	23,542	-	7,063	-	-	-	-	-	-	-	7,063
Issuance of common
stock for services at
$0.51 per share - May 23,
2008	150,000	2	76,498	-	-	-	-	-	-	-	76,500
Issuance of common
stock for services at
$0.50 per share - June 6,
2008	100,000	1	49,999	-	-	-	-	-	-	-	50,000
Issuance of common
stock for services at
$0.42 per share - June 26,
2008	1,500,000	15	629,985	-	-	-	-	-	-	-	630,000
Issuance of common
stock for debenture note
at $0.36 per share - July
16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	100,000
Issuance of common
stock for debenture note
at $0.21 per share - July
16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	10,000
Issuance of common
stock for debenture note
at $0.35 per share - July
16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	20,000

Issuance of common
stock for cash at $0.35
per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-
Issuance of common
stock for services at
$0.42 per share - July 16,
2008	500,000	5	209,995	-	-	-	-	-	-	-	210,000
Issuance of common
stock for services at
$0.42 per share - August
6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	130,200

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to September 30, 2009

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	to Issue	Comprehensive
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Total
Issuance of common
stock for cash at $0.35
per share - August 7,
2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-
Issuance of common
stock for cash at $0.35
per share - August 11,
2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-
Issuance of common
stock for cash at $0.35
per share - August 13,
2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-
Issuance of common
stock for services at
$0.41 per share -
September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	82,000
Private placement
subscriptions received	-	-	-	-	-	333,498	-	-	-	-	333,498
Foreign exchange
translation adjustment	-	-	-	-	-	-	-	-	-	2,766	2,766
Increase in derivative
liability	-	-	-	-	-	-	-	-	-	143,480	143,480

Obligation to issue shares
per consulting agreement				-	-	-	-	-	90,000	-	90,000
Services provided per
term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	(1,983,957)
Balance December 31,
2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	(987,909)

Issuance of common
stock for cash at $0.08
per share - April 9, 2009	312,500	3	24,997	-	-	(25,000)	-	-	-	-	-
Issuance of common
stock for services at
$0.10 per share - May 5,
2009	200,000	2	19,998	-	-	-	-	-	-	-	20,000
Private placement
subscriptions received	-	-	-	-	-	25,000	-	-	-	-	25,000
Foreign exchange
translation adjustment	-	-	-	-	-	-	-	-	-	(1,549)	(1,549)
Increase (decrease) in
derivative liability	-	-	-	-	-	-	-	-	-	(79,837)	(79,837)
Services provided per
term of contracts	-	-	-	-	-	-	-	235,477	-	-	235,477
Net loss for the period	-	-	-	-	-	-	(528,401)	-	-	-	(528,401)
Balance Seprember 30,
2009	20,252,770	202	5,257,695	-	-	225,415	(6,318,725)	(636,666)	90,000	64,860	(1,317,219)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2009

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

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009 the Company had a working capital deficiency of $1,490,047. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

September 30, 2009

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

September 30, 2009

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

September 30, 2009

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

NOTE 3 – FIXED ASSETS

				December 31,
	September 30, 2009			2008
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$328,029	$324,474	$3,555	$4,587
Computer software	72,560	71,673	887	1,145
Equipment	10,576	9,960	616	725
	$411,165	$406,107	$5,058	$6,457

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2009

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

On January 8, 2009, the Company issued a note payable in the amount of $42,085. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. On September 15, 2009, the balance outstanding on the note payable was agreed to be settled prior to the conversion date and as such the corresponding derivative liability was written off.

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

September 30, 2009

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

During the year ended December 31, 2008, a total of 970,218 shares valued at $339,572 were issued with respect to a private placement. The Company has received a total of $225,415 (December 31, 2007 - $291,895) with respect of a further private placement of common stock. This amount is reported as private placement subscriptions within stockholders’ deficit.

The Company is obligated to issue 300,000 common shares valued at $90,000 as at December 31, 2008 for services rendered to two consultants during the year. These shares were not issued as at September 30, 2009.

During the nine months ended September 30, 2009, the Company issued 312,500 shares valued at $25,000 for cash received during the three months ended March 31, 2009 and 200,000 shares valued at $20,000 for services to be rendered over a one year period. As at September 30, 2009, the Company has $225,415 (December 31, 2008 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at September 30, 2009 or December 31, 2008 were not used to compute the total weighted average shares outstanding as at September 30, 2009 or December 31, 2008 respectively and were thus are not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

At September 30, 2009, a total of $571,925 (December 31, 2008 - $444,299) was payable to directors of which $467,253 is non-interest bearing and has no specific terms of repayment and $104,672 relates to the convertible debentures detailed in Note 4.

During the nine months ended September 30, 2009, the company expensed a total of $231,000 (December 31, 2008 - $605,202) in consulting fees and investor relations paid to related parties.

Of the amounts incurred to directors and officers, $231,000 (December 31, 2008 - $473,952) was accrued or paid in cash and $Nil (December 31, 2008 - $131,250) was paid by way of zero (December 31, 2008 - 5,250,000) common shares issued for services.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2009

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

On September 15, 2009, a director of the Company resigned and an agreement was reached whereby all amounts owing to him from accrued salaries, vacations, loans, and expenses due would be fully settled through a transfer of the Company’s investment in 26,000 shares of another company with a book value of $26,000 to the director. The net effect of this transaction, $194,937, has been recorded to gain on sale of investment.

NOTE 7 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As at September 30, 2009 these benchmarks have not been met, thus the entire amount has been classified as deferred compensation.

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

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the nine months ended the Company expensed $235,477 relating to the above contracts. At September 30, 2009, the unamortized portion of the deferred compensation totalled $636,666. The shares issued were all valued at their market price on the date of issuance.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2009

NOTE 9 – SUBSEQUENT EVENTS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company has 30 days to respond to the notice before a default judgment is awarded. As at September 30, 2009, no amounts have been accrued as the result of the lawsuit is not determinable at this time.

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

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Sales

For the nine months ended September 30 2009, the Company had $230,436 in sales compared to $547,122 for the corresponding period in 2008. The decrease in sales resulted from a decrease in VoIP telephony sales from the Company’s subsidiary, TekVoice Inc.

Gross Profit

Gross profit was $116,934 in the six months ending September 30, 2009 compared to a gross profit of $92,766 in the nine month period ending September 30, 2008. This represents an increase in gross profit for the period of $24,168.

Selling, General and Administrative Expenses

For the nine months ended September 30 2009, the Company had office and general expenses of $21,035, marketing expenses of $1,490, management and consulting fees of $449,384 professional fees of $57,157 and rent of $13,974.

For the corresponding period in 2008 the Company incurred office and general expenses of $40,939; marketing expenses of $33,114; management and consulting fees of $577,846; $107,502 in professional fees and $39,964 in rent. Rent expense was reduced in the period due to the closing of the Vancouver office.

Accounts payable totaled $270,761 and accounts receivable were $28,530 at September 30, 2009

Net Loss

For the six months ended September 30, 2009, the Company had a net loss of $ 608,238 or $(0.03) per share, which was a decrease of 60% when compared to the net loss for the corresponding period to September 30 2008 of $1,514,104 or $(0.09) per share. The reduced loss was primarily due to a reduction in bad debt expense in the nine month period ending September 30 2009.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $62,117as at September 30, 2009. The Company also had a net loss of $608,238 during the nine months ended September 30, 2008.

The Company had a working capital deficiency of $1,490,047 at September 30 2009. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its TekVoice, Electronic Transaction and SchoolWeb / HealthWeb products.

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
  A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

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

As of September 30, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 16 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgement of $39,000 plus interest thereon from March 11 2009 for breach of contract. As at September 30 2009 no amounts have been accrued as the result of the lawsuit is not determinable at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed one report on Form 8K during the period ending September 30 2009

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

ALTERNET SYSTEMS INC.

By: /s/ Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
November 14, 2009

By: /s/ Luz Villanueva
Luz Villanueva
(Principal Financial Officer and Principal Accounting
Officer)
November 14, 2009