Form 10-K
period 2009-12-31
ALTERNET SYSTEMS INC
filed 2010-04-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0473897
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2665 S Bayshore Drive Miami FL	33133
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 786-265-1840

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 13, 2010 was $1,144,377 based on a $0.075 closing price for the Common Stock on April 13, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 21,917,233 as of April 13, 2010

DOCUMENTS INCORPORATED BY REFERENCE

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

TekVoice Inc. Merger

Alternet Systems Inc. executed a merger with TekVoice Communications, Inc. of Miami, Florida, on December 31, 2007 . TekVoice is a telecommunications services company with operations in North America and Latin America. The combined entity is called Alternet Systems Inc. and its primary business is delivering telecom services; education / healthcare application software and content; and mobile transaction services to customers primarily located in Latin America, North America and the Caribbean.

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

Executive Offices

Our corporate headquarters are located at 2665 S. Bayshore Dr. Miami Florida, 33133. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCBB under the symbol “ALYI ”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2009	HIGH	LOW

First Quarter	$0.20	$0.15
Second Quarter	$0.15	$0.10
Third Quarter	$0.12	$0.10
Fourth Quarter	$0.12	$0.10

Holders of Common Stock

On December 31, 2009, there were 101 holders of record of our common stock and there were 21,917,233 shares outstanding. There are 205 indirect holders of common shares in outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 101 registered shareholders and 205 non-registered shareholders at December 31, 2009.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Sales in 2009

During the year ended December 31 2009 the Company issued 312,500 shares valued at $25,000 for cash received and 200,000 shares valued at $20,000 for services to be rendered over a one year period. The Company has received a total of $225,415 in respect of a further private placement of common stock. These shares were not issued as at December 31, 2009 and this amount is reported as private placement subscriptions within stockholders’ deficit.

Sales in 2008

During the year, a total of 970,218 shares valued at $339,572 were issued with respect to private placement.

Where the offerings described in “Sales in 2009” and “Sales in 2008” above were made to Canadian residents they were undertaken under Regulation S and they were made under Rule 903 (Category 3, equity securities) and:

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

On July 16, 2008, the Company issued a total of 383,364 shares to repay the above four convertible notes valued at $130,000

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. On December 30, 2009, the Company repaid the total outstanding interest plus $10,347 of the principal on the note. As such, the corresponding liability was reduced to reflect this repayment.

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. On December 30, 2009, the Company repaid the note in full and as such the corresponding derivative liability was written off.

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

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2009.

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

Overview

Alternet Systems Inc. offers long-distance telecommunications services, mobile transaction services and internet content management solutions for the North and South American markets.

Results of Operations :

Results of Operations are for the year ended December 31, 2009 compared to the year ended December 31, 2008.

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary TekVoice Communications Inc. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiary above.

On July 29, 2009 the Company incorporated Alternet Transactions Systems, Inc. (“ATS”) in the State of Florida in partnership with Utiba PTE Ltd. The Company owns 5,100 shares (51%) of the outstanding shares o ATS with Utiba PTE Ltd. owning the remaining 4,900 (49%). ATS is doing business as Utiba Americas. As at December 31, 2009, ATS has not incurred nay transactions.

On September 17, 2009 the Company incorporated International Mobile Security, Inc. (“IMS”) in the State of Florida in partnership with General Services Holdings, LLC. The Company owns 6,000 shares (60%) of the outstanding shares of IMS with General Services Holdings, LLC. owning the remaining 4,000 (40%). As at December 31, 2009, IMS has not incurred nay transactions

Net Sales

For the year ending December 31, 2009, the Company had sales of $227,551. During the corresponding year ended December 31, 2008, the Company had sales of $664,736. The decrease in sales is attributable to the fact that the Company re-organized its sales and marketing personnel to concentrate on the sales of its e-transactions products and experienced less demand for the Telecommunication Services division.

The objective of the Company’s marketing plan is to have three distinct product divisions over the next twelve months: Mobile Transaction Services, Telecommunication Services; and network systems for Education and Healthcare.

Net Loss

For the year ending December 31, 2009, the Company had a net loss of $685,896 or ($0.03) per share, which was a decrease of 65% when compared to the net loss for the corresponding year to December 31, 2008 of $1,840,477 or $(0.11) per share. The decreased loss was due primarily to a 97% decrease in bad debt in the telecom services division and a 44% decrease in management and consulting fees for the year ended December 31 2009 compared to the year ended December 31, 2008.

Selling, General and Administrative Expenses

For the year ended December 31 2009 the Company incurred office and general expenses of $32,550, compared to the $32,898 incurred in the previous year ending December 31 2008. Marketing expenses for the year ending December 31 2009 were -$2230 were 80% higher than the marketing expenses of $37,228 for the year ending December 31 2008. Investor relations costs were $80,888 for the year ending December 31 2009, compared to $197,582 for the year ending 2008

Management and consulting fees of $534,266 for the year ending December 31 2009represents a 44% decrease from the management and consulting fees of $946,779 incurred in the year ending December 31 2008. Professional fees of $61,657 were incurred in the period ending December 31 2009, which was a 50% decrease from the professional fees of $110,646 incurred in the previous year ending December 31 2008. The decrease in management consulting expense for the year ended December 31 2009 is a result of decreased staffing levels compared to the corresponding year ending December 31, 2008.

Accounts payable were $907,353 at December 31 2009, which was a 68% increase when compared to accounts payable of $288,457 at December 31 2008. Accounts receivable were $36,585 for the year ended December 31 2008 which was a 39% increase from accounts receivable of $22,515 for the previous year ended December 31 2008.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

As at December 31, 2009, the Company had $17,584 cash in the bank, share subscriptions receivable of $8900 and accounts receivable of $36,585. At December 31 2009, the Company had a working capital deficiency of $1,490,025. The Company is currently pursuing financing to fund ongoing operations and to pay current debts. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Plan of Operation

Over the next 12 months, the Company will be concentrating on marketing its mobile financial transaction and telecommunications platforms, in the telecommunication, public utility, government and financial industries.

Sales and marketing is accomplished through the Company’s existing sales staff, who contact potential clients through personal and agent sales, trade shows and industry associations.

Sales will come from organic growth from its existing operations. The Company may identify in the course of business, strategic acquisition targets.

Company has accomplished the execution of framework agreements with critical vendors, and is in the process of launching its mobile financial and mobile commerce suite of services.

We have also initiated a program to participate in the financial services industry, by enabling cellular phone technologies that will allow customers to make “mobile to mobile”, “mobile to cash” and “mobile to money remittances”.

Demand for our services is driven primarily by mobile subscriber purchasing activity via their cellular phone. The global mobile commerce industry is in its early growth and adoption stages. The drivers for growth are cellular phone penetration, large unbanked population worldwide, user acceptance of the cell phone as a means of payment. Subscriber adoption of new wireless technologies and services can also drive demand for our services due to the resulting increase in interoperability complexities. We believe that as wireless usage expands and complexity continues to increase, the demand for our services will grow.

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

Currently our sales and business development partners have identified and pursued projects in Colombia, Ecuador, Bolivia, Guatemala, Panama, Mexico, Brasil, Costa Rica, El Salvador, Honduras, Venezuela, Guyana, Haiti, Dominican Republic and the United States.

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

Funds Required For the Next 12 Months of Operations

The Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Management Fees and Salaries	$65,000
Product Development Expense:	$15,000
Office Rent	$6,000
Telephones	$2,000

Travel	$30,000
Marketing Expenses	$25,000
Professional Fees	$25,000

Accounting fees	$6,000
Total Monthly Expenses:	$174,000

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which is effective for fiscal years beginning after December 15, 2008. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard did not effect the Company’s reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years beginning after December 15, 2008. The statement requires all entities to report noncontrolling or minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, the Statement eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company has reported all noncontrolling interests as an equity transaction.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of Statement 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company has expanded the information included in Note 4 – Convertible Debenture Notes to include the new requirements. This standard did not effect the Company’s reported financial position or results of operations.

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard did not effect the Company’s reported financial position or results of operations.

In May 2008, the FASB issued SFAS No.163, Accounting for Financial Guarantee Insurance Contract, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contract, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This standard did not effect the Company’s reported financial position or results of operations.

In May 2009, the FASB issued SFAS No.165, Subsequent Events, which is effective for interim or annual financial statements issued after June 15, 2009. This statement requires the Company to disclose the period for which subsequent events have been reported and clarifies when subsequent events should be disclosed. This standard did not effect the Company’s reported financial position or results of operations.

In June 2009, the FASB issued SFAS No.166, Accounting for Transfers of Financial Assets, which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities, by removing the concept of special purpose entity from SFAS No.140. This statement also clarifies the objective of paragraph 9 of SFAS No.140 which is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control of transferred financial assets. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No.46(R), which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends FASB Interpretation No.46(R), Consolidation of Variable Interest Entities, by requiring an entity to perform an analysis to determine whether the entity’s variable interest or interest give it a controlling financial interest in a variable interest entity. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard did not effect the Company’s reported financial position or results of operations..

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update identifies how companies should be reporting distributions to shareholders that offers them the ability to elect to receive the distribution in cash or an equivalent number of shares. It was determined that all distributions of shares relating to these payments should be recorded as new share issuances. This standard did not effect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation, which replaces SFAS No. 160 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update establishes the accounting and reporting guidance for noncontrolling interest and changes in ownership interests of a subsidiary. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations. This standard did not effect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, FairValue Measurements and Disclosures, which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not effect the Company’s reported financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events, which is effective for financial statements issued for interim and annual periods ending after June 15, 2010. This update addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO 80224
P: (303) 548-8072
F: (888) 466-4216
cpaeah@msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alternet Systems, Inc.
Miami, FL

We have audited the accompanying balance sheets of Alternet Systems, Inc., as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financials statements of Alternet Systems, Inc. as of December 31, 2008, were audited by other auditors whose report dated April 14, 2009, expressed an unqualified opinion with a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Alternet Systems, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Alternet Systems, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 15, 2010

1

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

As at December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$17,854	$4,326
Accounts receivable	36,585	22,515
Share subscriptions receivable	8,900	-
Prepaids and deposits	-	10,169
Deferred financing costs	30,920	-
Total Current Assets	94,259	37,010

Fixed Assets (Note 3)	4,592	6,457

TOTAL ASSETS	$98,851	$43,467

LIABILITIES

Current Liabilities
Accounts payable	$907,353	$288,457
Accrued taxes	81,739	61,979
Other loans payable	359,397	54,238
Due to related parties (Note 4 and 6)	82,916	501,702
Demand loan	-	125,000
Derivative liability	71,879	-
TOTAL LIABILITIES	1,503,284	1,031,376

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	202	197
Additional paid-in capital	5,257,695	5,212,700
Private placement subscriptions	225,415	225,415
Obligation to issue shares	83,196	90,000
Deferred compensation (Note 7)	(645,181)	(872,143)
Deficit	(6,334,660)	(5,644,078)
	(1,413,333)	(987,909)
Noncontrolling interest	8,900	-
TOTAL STOCKHOLDERS' DEFICIENCY	(1,404,433)	(987,909)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$98,851	$43,467

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)

Years ended December 31, 2009 and 2008

	2009	2008
REVENUE
Sales	$277,551	$664,736
COST OF SALES
Direct Cost of Sales	81,527	498,547
GROSS PROFIT	196,024	166,189

OPERATING EXPENSES
Bad Debt	13,894	414,036
Bank Charges and Interest	51,247	19,682
Commissions	-	1,450
Depreciation and Amortization	2,148	2,365
Financing Costs	127,625	143,480
Investor Relations	80,888	197,582
License Fees	299	133
Management and Consulting	534,266	946,779
Marketing (recovery)	(2,230)	37,288
Office and General	32,550	32,898
Professional fees	61,657	110,646
Rent	26,574	48,064
Salaries	254,032	82,365
Telephone and Utilities	6,110	35,230
Travel	16,154	65,478
TOTAL OPERATING EXPENSES	1,205,214	2,137,476

NET LOSS BEFORE OTHER ITEMS	(1,009,190)	(1,971,287)

OTHER ITEMS
Customer fees	4,827	-
Other income/(expense)	(6,922)	(12,670)
Gain on sale of investment	196,628	-
Gain on debt settlement	35,237	-
Increase in Derivative Liability	93,524	143,480

NET LOSS FOR THE YEAR	$(685,896)	$(1,840,477)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.11)

WEIGHTED COMMON SHARES OUTSTANDING	20,100,921	17,513,381

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Years ended December 31, 2009 and 2008

	2009	2008

OPERATING ACTIVITIES
Net Loss From Operations	$(685,896)	$(1,840,477)
Add: Items Not Affecting Cash
Depreciation	2,148	2,365
Shares for services	36,250	438,240
Shares for debt	26,946	-
Reversal of shares for debt	(50,000)	-
Stock-based compensation	-	133,125
Deferred compensation	226,962	-
Changes In Non-Cash Working Capital:
Accounts receivable	(14,070)	407,982
Share subscriptions receivable	(8,900)	-
Prepaids and deposit	10,169	1,938
Accounts payable and accrued charges	618,896	(105,638)
Accrued taxes	19,760	(4,406)
Due to related parties	(615,414)	460,305
	(236,521)	(506,566)

INVESTING ACTIVITIES
Acquisition of fixed assets	(283)	(1,271)

FINANCING ACTIVITIES
Change in loans payable	180,159	32,238
Derivative liability	71,879	-
Deferred financing costs	(30,920)	-
Net proceeds on sale of common stock and subscriptions	25,000	464,087
Minority shares issued	8,900	-
	255,018	496,325

OTHER COMPREHENSIVE INCOME	(4,686)	(2,766)

NET CHANGE IN CASH DURING THE YEAR	13,528	(14,278)

CASH, BEGINNING OF YEAR	4,326	18,604

CASH, END OF YEAR	$17,854	$4,326

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2009

	Shares	Common Stock	Additional Paid in Capital	Treasury Shares	Treasury Stock	Private Placement subscriptions	Accumulated Deficit	Deferred Compensation	Obligation to Issue shares	Other Comprehensive Income	Noncontrolling Interest	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash at $0.223 per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for services at $0.223 per share - December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-		-	- 534,080
Issuance of common stock for cash at $0.223 per share - December 31, 2002	156,776	157	34,805	-	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	-	(88,038)
Balance December 31, 2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	-	(387,426)
Balance December 31, 2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	-	193,578
Issuance of common stock for cash at $0.31 per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	-	112,620
Issuance of common stock for services at $0.31 per share - April 30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	-	(360,260)
Issuance of common stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	-	316,366
Issuance of common stock for acquisition at $0.50 per share - June 30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	-	205,800
Issuance of common stock for services at $0.50 per share - June 30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	-	50,000
Issuance of common stock for cash at $0.60 per share - September 30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	-	113,250
Issuance of common stock for Services at $0.60 per share - September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	-	136,750
Issuance of common stock for cash at $0.50 per share - September 30, 2004	204,834	205	102,295	-	-	-	-	-	-	-	-	102,500
Issuance of common stock for services at $0.50 per share - September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	-	322,500
Issuance of common stock for cash at $0.48 per share - October 1, 2004	413,956	414	199,586	-	-	-	-	-	-	-	-	200,000
Issuance of common stock for services at $0.48 per share - October 1, 2004	150,000	150	71,850	-	-	-	-	-	-			72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	-	(1,619,425)
Balance December 31, 2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	-	(6,941)
Issuance of common stock for cash at $0.48 per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	-	172,661
Issuance of common stock for services at $0.48 per share - June 30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	-	549,339

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2009

	Shares	Common Stock	Additional Paid in Capital	Treasury Shares	Treasury Stock	Private Placement subscriptions	Accumulated Deficit	Deferred Compensation	Obligation to Issue shares	Other Comprehensive Income	Noncontrolling Interest	Total
Issuance of common stock for acquisition at $0.48 per share - June 30, 2005	425,961	426	205,374	-	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	-	(837,842)
Balance December 31, 2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	-	83,017
Issuance of common stock for cash at $0.48 per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	-	287,271
Issuance of common stock for services at $0.48 per share - June 30, 2006	781,818	782	376,947	-	-	-	-	-	-	-	-	377,729
Issuance of common stock for services at $0.35 per share - June 30, 2006	425,961	426	146,574	-	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	-	(553,314)
Balance December 31, 2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	-	(320,322)
Balance December 31, 2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	-	21,381
Alternet Systems Inc. balance before reverse acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	-	(201,947)

Issued to effect reverse acquisition	4,000,000	40	21,791	-	-	-	-	-	-	-	-	21,831

Reverse acquisition recapitalization adjustment	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	-	(21,383)
Balance December 31, 2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	-	(180,118)

Stock-based compensation at $0.025 per share - January 2, 2008	4,500,000	45	112,455	-	-	-	-	-	-	-	-	112,500
Stock-based compensation at $0.025 per share - January 15, 2008	750,000	7	18,743	-	-	-	-	-	-	-	-	18,750
Stock-based compensation at $0.025 per share - January 23, 2008	75,000	1	1,874	-	-	-	-	-	-	-	-	1,875
Issuance of common stock for services at $0.30 per share - May 23, 2008	23,542	-	7,063	-	-	-	-	-	-	-	-	7,063
Issuance of common stock for services at $0.51 per share - May 23, 2008	150,000	2	76,498	-	-	-	-	-	-	-	-	76,500
Issuance of common stock for services at $0.50 per share - June 6, 2008	100,000	1	49,999	-	-	-	-	-	-	-	-	50,000
Issuance of common stock for services at $0.42 per share - June 26, 2008	1,500,000	15	629,985	-	-	-	-	-	-	-	-	630,000
Issuance of common stock for debenture note at $0.36 per share - July 16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debenture note at $0.21 per share - July 16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	-	10,000
Issuance of common stock for debenture note at $0.35 per share - July 16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	-	20,000

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2009

	Shares	Common Stock	Additional Paid in Capital	Treasury Shares	Treasury Stock	Private Placement subscriptions	Accumulated Deficit	Deferred Compensation	Obligation to Issue shares	Other Comprehensive Income	Noncontrolling Interest	Total
Issuance of common stock for cash at $0.35 per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-	-
Issuance of common stock for services at $0.42 per share - July 16, 2008	500,000	5	209,995	-	-	-	-	-	-	-	-	210,000
Issuance of common stock for services at $0.42 per share - August 6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	-	130,200
Issuance of common stock for cash at $0.35 per share - August 7, 2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 11, 2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 13, 2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-	-
Issuance of common stock for services at $0.41 per share - September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	-	82,000
Private placement subscriptions received	-	-	-	-	-	333,498	-	-	-	-	-	333,498
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	2,766	-	2,766
Increase in derivative liability	-	-	-	-	-	-	-	-	-	143,480	-	143,480
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	90,000	-	-	90,000
Services provided per term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	-	(1,983,957)
Balance December 31, 2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	-	(987,909)
Issuance of common stock for cash at $0.08 per share - April 9, 2009	312,500	3	24,997	-	-	(25,000)	-	-	-	-	-	-
Issuance of common stock for services at $0.10 per share - May 5, 2009	200,000	2	19,998	-	-	-	-	-	-	-	-	20,000
Private placement subscriptions received	-	-	-	-	-	25,000	-	-	-	-	-	25,000
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(4,686)	-	(4,686)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	93,524	-	93,524
Services provided per term of contracts	-	-	-	-	-	-	-	226,962	-	-	-	226,962
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	16,250	-	-	16,250
Obligation to issue shares per debt settlement agreement	-	-	-	-	-	-	-	-	26,946	-	-	26,946
Subsidiary shares issued to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	8,900	8,900
Net loss for the year	-	-	-	-	-	-	(779,420)	-	-	-	-	(779,420)
Balance December 31, 2009	20,252,770	202	5,257,695	-	-	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

On July 29, 2009 the Company incorporated Alternet Transactions Systems, Inc. (“ATS”) in the State of Florida in partnership with Utiba PTE Ltd. The Company owns 5,100 shares (51%) of the outstanding shares o ATS with Utiba PTE Ltd. owning the remaining 4,900 (49%). ATS is doing business as Utiba Americas. As at December 31, 2009, ATS has not incurred nay transactions.

On September 17, 2009 the Company incorporated International Mobile Security, Inc. (“IMS”) in the State of Florida in partnership with General Services Holdings, LLC. The Company owns 6,000 shares (60%) of the outstanding shares of IMS with General Services Holdings, LLC. owning the remaining 4,000 (40%). As at December 31, 2009, IMS has not incurred nay transactions.

The consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009 the Company had a working capital deficiency of $1,490,025. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc., AI Systems Group (Canada) Ltd., TekVoice Communications, Inc., Alternet Transactions Systems, Inc., and International Mobile Security, Inc. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)
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

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which is effective for fiscal years beginning after December 15, 2008. The standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard did not effect the Company’s reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal years beginning after December 15, 2008. The statement requires all entities to report noncontrolling or minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, the Statement eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company has reported all noncontrolling interests as an equity transaction.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of Statement 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company has expanded the information included in Note 4 – Convertible Debenture Notes to include the new requirements. This standard did not effect the Company’s reported financial position or results of operations.

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles, which is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard did not effect the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No.163, Accounting for Financial Guarantee Insurance Contract, which is effective for financial statements issued for fiscal years beginning after December 15, 2008. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contract, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This standard did not effect the Company’s reported financial position or results of operations.

In May 2009, the FASB issued SFAS No.165, Subsequent Events, which is effective for interim or annual financial statements issued after June 15, 2009. This statement requires the Company to disclose the period for which subsequent events have been reported and clarifies when subsequent events should be disclosed. This standard did not effect the Company’s reported financial position or results of operations.

In June 2009, the FASB issued SFAS No.166, Accounting for Transfers of Financial Assets, which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities, by removing the concept of special purpose entity from SFAS No.140. This statement also clarifies the objective of paragraph 9 of SFAS No.140 which is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control of transferred financial assets. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No.46(R), which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends FASB Interpretation No.46(R), Consolidation of Variable Interest Entities, by requiring an entity to perform an analysis to determine whether the entity’s variable interest or interest give it a controlling financial interest in a variable interest entity. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard did not effect the Company’s reported financial position or results of operations..

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update identifies how companies should be reporting distributions to shareholders that offers them the ability to elect to receive the distribution in cash or an equivalent number of shares. It was determined that all distributions of shares relating to these payments should be recorded as new share issuances. This standard did not effect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation, which replaces SFAS No. 160 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update establishes the accounting and reporting guidance for noncontrolling interest and changes in ownership interests of a subsidiary. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations. This standard did not effect the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU 2010-06, FairValue Measurements and Disclosures, which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not effect the Company’s reported financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events, which is effective for financial statements issued for interim and annual periods ending after June 15, 2010. This update addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

				December 31,
	December 31, 2009			2008
		Accumulated
	Cost	Amortization	Net Book Value	Net Book Value

Computer equipment	$328,029	$324,818	$3,211	$4,587
Computer software	72,560	71,759	801	1,145
Equipment	10,576	9,996	580	725
	$411,165	$406,573	$4,592	$6,457

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

On July 16, 2008, the Company issued a total of 383,364 shares to repay the above four convertible notes valued at $130,000

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 4 – CONVERTIBLE DEBENTURE NOTES (continued)

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. On December 30, 2009, the Company repaid the total outstanding interest plus $10,347 of the principal on the note. As such, the corresponding liability was reduced to reflect this repayment.

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. On December 30, 2009, the Company repaid the note in full and as such the corresponding derivative liability was written off.

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

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the average market price of the Company’s stock for the 30 days prior to the date of conversion.

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

Debt issued with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 161; Accounting for Derivative Instruments and Hedging Activities. The fair value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 5 – CAPITAL STOCK (continued)

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

The Company is obligated to issue 864,554 (2008 - 300,000) common shares valued at $83,196 (2008 - $90,000) as at December 31, 2009 of which 450,000 shares valued at $56,250 are for services rendered by consultants during the year and 414,554 shares valued at $26,946 are for a debt settlement agreed on October 1, 2009. During the year, a liability to issued 100,000 shares valued at $50,000 owed to one consultant was written off to consulting fees as the consultant had not performed the services in accordance with the contract.

During the year ended December 31, 2009, the Company issued 312,500 shares valued at $25,000 for cash received during the three months ended March 31, 2009 and 200,000 shares valued at $20,000 for services to be rendered over a one year period. As at September 30, 2009, the Company has $225,415 (December 31, 2008 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at December 31, 2009 or December 31, 2008 were not used to compute the total weighted average shares outstanding as at December 31, 2009 or December 31, 2008 respectively and were thus are not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

At December 31, 2009, a total of $566,714 (December 31, 2008 - $444,299) was payable to directors of which $528,597 is non-interest bearing and has no specific terms of repayment and $38,117 relates to the convertible debentures detailed in Note 4.

During the year ended December 31, 2009, the company expensed a total of $424,668 (December 31, 2008 - $605,202) in consulting fees and investor relations paid to related parties.

Of the amounts incurred to directors and officers, $424,668 (December 31, 2008 - $473,952) was accrued or paid in cash and $Nil (December 31, 2008 - $131,250) was paid by way of zero (December 31, 2008 - 5,250,000) common shares issued for services.

On September 15, 2009, a director of the Company resigned and an agreement was reached whereby all amounts owing to him from accrued salaries, vacations, loans, and expenses due would be fully settled through a transfer of the Company’s investment in 26,000 shares of another company with a book value of $26,000 to the director. The net effect of this transaction, $196,628, has been recorded to gain on sale of investment.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

On December 8, 2009, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 250,000 shares of the Company’s common stock valued at $16,250 based on the date of issuance.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the year ended the Company expensed $263,212 relating to the above contracts. At December 31, 2009, the unamortized portion of the deferred compensation totalled $645,181. The shares issued were all valued at their market price on the date of issuance.

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

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2009, no amounts have been accrued as the likelihood of an unfavorable judgment is considered high.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 9 – SUBSEQUENT EVENTS

On January 5, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 300,000 shares of the Company’s common stock.

On February 23, 2010, Utiba Americas entered into a strategic partnership agreement with WAU Movil to help Utiba Americas quickly and effectively expand its services into more than 17 countries in the Americas and Caribbean.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Change in Accountant

On March 15, 2010, the members of the Board of Directors of Alternet Systems, Inc., a Nevada corporation (the “ Registrant ”), unanimously approved the dismissal of Pollard – Kelley Audit Services Inc. (PK), as the Registrant’s independent registered public accounting firm.

     No reports of PK on the Registrant’s financial statements for the past two fiscal years; specifically the fiscal years ended December 31, 2007 and 2008 and through March 24, 2010, contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the fiscal years ended December 31, 2007 and 2008 and through March 24, 2010, there were no disagreements with PK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PK, would have caused it to make reference thereto in any report.

     During the fiscal years ended December 31, 2007 and 2008 and through March 24, 2010, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On March 24, 2010, the Registrant engaged the firm of Hamilton PC as the Registrant’s principal independent accountant to audit the Registrant’s financial statements. The members of the Registrant’s Audit Committee unanimously approved the engagement of Hamilton PC.

     Prior to the engagement of Hamilton PC, neither the Registrant nor any person on the Registrant’s behalf consulted Hamilton PC regarding either (i) the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Henryk Dabrowski, President and Chairman

Mr Dabrowski has over 21 years experience in the information technology industry, data network and telecommunications industry. He is President of TekVoice Communications Inc., a Miami FL – based Voice over IP telecommunications company that merged with Alternet Systems Inc.

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

Patrick Fitzsimmons, Director

Pat Fitzsimmons, age 57. Mr. Fitzsimmons has extensive sales and management experience gained from a 29-year career in the high-technology sector. Mr. Fitzsimmons has represented firms such as NCR, Timeplex, Rogers Cable, and Newbridge Networks, offering a wide range of technology solutions. Previuos to joining Alternet Systems Inc. he was Manager, Major Accounts, AT&T Canada, Vancouver B.C., Canada.

Robin Bjorklund, Director,

Robin Bjorklund, age 46. Mr. Bjorklund has an extensive background in building successful multi-million dollar companies from start-up to profitability. Over the past 5 years he has worked as a venture capitalist and as a consultant with Alternet Systems Inc.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Henryk Dabrowski President and Chairman	2009 2008	140,000 140,000	0	0	0 43,750	0	0	0
Patrick Fitzsimmons Director, Treasurer	2009 2008	100,000 100,000	0 0	0 0	0 18,750	0 0	0 0	0 0
Robin Bjorklund Director	2009 2008	102,000 72,495	0	0	0 25,000	0	0	0
Manfred Koroschetz Director, Chief Technical Officer	2007 2008	30,000 120,000	0	0	0 43,750	0	0	0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our company does not have an audit committee.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2009 there were no options exercised by our named officers.

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

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of April 13 2010 (21,917,233) shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street Miami FL 33143	President, Director,	3,104,400
Patrick Fitzsimmons One Glen Royal Parkway Ste 40, Miami FL 33125	Director	954,000
Manfred Koroschetz 14359 Miramar Prkwy, Ste 351 Miramar FL 33027		2,940,000
Robin Bjorklund 473-1027 Davie Street Vancouver BC V6E 4L2	Director	2,600,500
Directors, Officers and 5% stockholders in total		9,598,900

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

At December 31, 2009, a total of $566,714 (December 2008 - $444,299) was payable to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the year, the company has expensed for a total $424,299 (2007 - $605,202) in consulting fees to related parties.

Of the amounts incurred to directors and officers, $424,668 was accrued or paid in cash and nil was paid by zero common shares issued. For the year ended December 31 2008, $131,250 was paid by way of 5,250,000 common shares for services.

Director Independence

We currently act with four (3) directors, consisting of Henryk Dabrowski, Patrick Fitzsimmons and Robin Bjorklund. From inception to present date, we believe that the members of our board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$40,000	$40,000
Audit Related Fees	$24,500	$24,500

	Year Ended
	December 31, 2009	December 31, 2008
Tax Fees	$6,500	$6500
All Other Fees	Nil	Nil
Total	$70,000	$70,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on EDGAR on November 6, 2000)
3.2	Certificate of amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 on the report on Form 8- K filed on May 23, 2002)
14.1	Code of Business Conduct
23.1	Consent of Auditor, Dale Matheson Carr-Hilton LaBonte LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By: /s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
April 14, 2010

By: /s/ Luz Villanueva
Luz Villanueva, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Luz Villanueva
Henryk Dabrowski, President	Luz Villanueva, Secretary,Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
April 14, 2010	Officer)
April 14, 2010