Form 10-Q
period 2010-03-31
ALTERNET SYSTEMS INC
filed 2010-05-17
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 000-31909

ALTERNET SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-047897
(State of Incorporation)	(I.R.S. Employer Identification No.)

2665 S. Bayshore Dr.
Miami, Florida 33133
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

Large accelerated filer [	[ ]	Accelerated filer	[ ]
Non-accelerated filer [	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May14, 2010
Common Stock, $0.00001 par value per share	25,420,255 shares

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company) CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

As at March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$7,103	$17,854
Accounts receivable	35,804	36,585
Share subscriptions receivable	8,900	8,900
Prepaids and deposits	7,673	-
Deferred financing costs	12,407	30,920
Total Current Assets	71,887	94,259

Fixed Assets (Note 3)	3,300	4,592

TOTAL ASSETS	$75,187	$98,851

LIABILITIES

Current Liabilities
Accounts payable	1,005,565	907,353
Accrued taxes	90,144	81,739
Other loans payable	434,666	359,397
Due to related parties (Note 4 and 6)	8,246	82,916
Derivative liability	30,886	71,879
TOTAL LIABILITIES	1,569,507	1,503,284

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	218	202
Additional paid-in capital	5,527,544	5,257,695
Private placement subscriptions	225,415	225,415
Obligation to issue shares	59,500	83,196
Deferred compensation (Note 7)	(656,077)	(645,181)
Deficit	(6,659,820)	(6,334,660)
	(1,503,220)	(1,413,333)
Noncontrolling interest	8,900	8,900
TOTAL STOCKHOLDERS' DEFICIENCY	(1,494,320)	(1,404,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$75,187	$98,851

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2010	2009
REVENUE
Sales	$46,365	$89,799
COST OF SALES
Direct Cost of Sales	17,492	53,603
GROSS PROFIT	28,873	36,196

OPERATING EXPENSES
Bank Charges and Interest	1,118	3,476
Depreciation and Amortization	252	537
Financing Costs	145,357	-
Investor Relations	25,150	50,500
License Fees	-	266
Management and Consulting	102,032	214,800
Marketing	-	847
Office and General	12,399	4,216
Professional fees	6,181	29,310
Rent	3,136	8,100
Salaries	30,667	18,200
Telephone and Utilities	774	1,866
Travel	31,106	2,741
TOTAL OPERATING EXPENSES	358,172	334,859

NET LOSS BEFORE OTHER ITEMS	(329,299)	(298,663)

OTHER ITEMS
Customer fees	192	4,174
Other income/(expense)	-	78
Loss on disposal of assets	(1,411)	-
Loss on debt settlement	(85,000)	-
Increase in Derivative Liability	89,071	-

NET LOSS FOR THE PERIOD	$(326,447)	$(294,411)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED COMMON SHARES OUTSTANDING	21,432,233	19,740,270

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended March 31,	ended March 31,
	2010	2009

OPERATING ACTIVITIES
Net Loss From Operations	$(326,447)	$(294,411)
Add: Items Not Affecting Cash
Depreciation	252	537
Shares for services	19,500	-
Shares for debt	150,000	-
Loss on disposal of assets	1,411	-
Deferred compensation	(10,896)	121,847
Loss on debt settlement	85,000	-
Value of debt for share conversion features	76,669	-
Changes In Non-Cash Working Capital:
Accounts receivable	781	(17,420)
Share subscriptions receivable	-	-
Prepaids and deposit	(7,673)	-
Accounts payable and accrued charges	98,212	10,526
Accrued taxes	8,405	4,632
Due to related parties	(74,670)	261,758
	20,544	87,469

INVESTING ACTIVITIES
Acquisition of fixed assets	(371)	(71)

FINANCING ACTIVITIES
Change in loans payable	(9,731)	(101,691)
Derivative liability	(40,993)	-
Deferred financing costs	18,513	-
Net proceeds on sale of common stock and subscriptions	-	25,000
	(32,211)	(76,691)

OTHER COMPREHENSIVE INCOME	1,287	449

NET CHANGE IN CASH DURING THE PERIOD	(10,751)	11,156

CASH, BEGINNING OF PERIOD	17,854	4,326

CASH, END OF PERIOD	$7,103	$15,482

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash at $0.223 per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for services at $0.223 per share - December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	-	534,080
Issuance of common stock for cash at $0.223 per share - December 31, 2002	156,776	157	34,805	-	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	-	(88,038)
Balance December 31, 2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	-	(387,426)
Balance December 31, 2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	-	193,578
Issuance of common stock for cash at $0.31 per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	-	112,620
Issuance of common stock for services at $0.31 per share - April 30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	-	(360,260)
Issuance of common stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	-	316,366
Issuance of common stock for acquisition at $0.50 per share - June 30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	-	205,800
Issuance of common stock for services at $0.50 per share - June 30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	-	50,000
Issuance of common stock for cash at $0.60 per share - September 30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	-	113,250
Issuance of common stock for Services at $0.60 per share - September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	-	136,750
Issuance of common stock for cash at $0.50 per share - September 30, 2004	204,834	205	102,295	-	-	-	-	-	-	-	-	102,500
Issuance of common stock for services at $0.50 per share - September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	-	322,500
Issuance of common stock for cash at $0.48 per share - October 1, 2004	413,956	414	199,586	-	-	-	-	-	-	-	-	200,000
Issuance of common stock for services at $0.48 per share - October 1, 2004	150,000	150	71,850	-	-	-	-	-	-	-		72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	-	(1,619,425)
Balance December 31, 2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	-	(6,941)
Issuance of common stock for cash at $0.48 per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	-	172,661
Issuance of common stock for services at $0.48 per share - June 30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	-	549,339

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for acquisition at $0.48 per share - June 30, 2005	425,961	426	205,374	-	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	-	(837,842)
Balance December 31, 2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	-	83,017
Issuance of common stock for cash at $0.48 per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	-	287,271
Issuance of common stock for services at $0.48 per share - June 30, 2006	781,818	782	376,947	-	-	-	-	-	-	-	-	377,729
Issuance of common stock for services at $0.35 per share - June 30, 2006	425,961	426	146,574	-	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	-	(553,314)
Balance December 31, 2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	-	(320,322)
Balance December 31, 2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	-	21,381
Alternet Systems Inc. balance before reverse acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	-	(201,947)
Issued to effect reverse acquisition	4,000,000	40	21,791	-	-	-	-	-	-	-	-	21,831
Reverse acquisition	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	-	(21,383)
recapitalization adjustment
Balance December 31, 2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	-	(180,118)

Stock-based compensation at $0.025 per share - January 2, 2008	4,500,000	45	112,455	-	-	-	-	-	-	-	-	112,500
Stock-based compensation at $0.025 per share - January 15, 2008	750,000	7	18,743	-	-	-	-	-	-	-	-	18,750
Stock-based compensation at $0.025 per share - January 23, 2008	75,000	1	1,874	-	-	-	-	-	-	-	-	1,875
Issuance of common stock for services at $0.30 per share - May 23, 2008	23,542	-	7,063	-	-	-	-	-	-	-	-	7,063
Issuance of common stock for services at $0.51 per share - May 23, 2008	150,000	2	76,498	-	-	-	-	-	-	-	-	76,500
Issuance of common stock for services at $0.50 per share - June 6, 2008	100,000	1	49,999	-	-	-	-	-	-	-	-	50,000
Issuance of common stock for services at $0.42 per share - June 26, 2008	1,500,000	15	629,985	-	-	-	-	-	-	-	-	630,000
Issuance of common stock for debenture note at $0.36 per share - July 16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debenture note at $0.21 per share - July 16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	-	10,000
Issuance of common stock for debenture note at $0.35 per share - July 16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	-	20,000

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for cash at $0.35 per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-	-
Issuance of common stock for services at $0.42 per share - July 16, 2008	500,000	5	209,995	-	-	-	-	-	-	-	-	210,000
Issuance of common stock for services at $0.42 per share - August 6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	-	130,200
Issuance of common stock for cash at $0.35 per share - August 7, 2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 11, 2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 13, 2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-	-
Issuance of common stock for services at $0.41 per share - September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	-	82,000
Private placement subscriptions received	-	-	-	-	-	333,498	-	-	-	-	-	333,498
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	2,766	-	2,766
Increase in derivative liability	-	-	-	-	-	-	-	-	-	143,480	-	143,480
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	90,000	-	-	90,000
Services provided per term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	-	(1,983,957)
Balance December 31, 2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	-	(987,909)
Issuance of common stock for cash at $0.08 per share - April 9, 2009	312,500	3	24,997	-	-	(25,000)	-	-	-	-	-	-
Issuance of common stock for services at $0.10 per share - May 5, 2009	200,000	2	19,998	-	-	-	-	-	-	-	-	20,000
Private placement subscriptions received	-	-	-	-	-	25,000	-	-	-	-	-	25,000
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(4,686)	-	(4,686)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	93,524	-	93,524
Services provided per term of contracts	-	-	-	-	-	-	-	226,962	-	-	-	226,962

Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	16,250	-	-	16,250
Obligation to issue shares per debt settlement agreement	-	-	-	-	-	-	-	-	26,946	-	-	26,946
Subsidiary shares issued to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	8,900	8,900
Net loss for the year	-	-	-	-	-	-	(779,420)	-	-	-	-	(779,420)
Balance December 31, 2009	20,252,770	202	5,257,695	-	-	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for services at $0.065 per share - Jan 5, 2010	250,000	2	16,248	-	-	-	-	-	(16,250)	-	-	-
Issuance of common stock for debt at $0.065 per share - Jan 5, 2010	414,554	4	26,942	-	-	-	-	-	(26,946)	-	-	-
Issuance of common stock for debt at $0.15 per share - Feb 11, 2010	1,000,000	10	149,990	-	-	-	-	-	-	-	-	150,000
Value of debt for share conversion features	-	-	76,669	-	-	-	-	-	-	-	-	76,669
Services provided per term of contracts	-	-	-	-	-	-	-	8,604	-	-	-	8,604
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	(19,500)	19,500	-	-	-
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	1,287	-	1,287
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	89,071	-	89,071
Net loss for the year	-	-	-	-	-	-	(415,518)	-	-	-	-	(415,518)
Balance March 31, 2010	21,917,324	218	5,527,544	-	-	225,415	(6,985,262)	(656,077)	59,500	325,442	8,900	(1,494,320)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

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

On July 29, 2009 the Company incorporated Alternet Transactions Systems, Inc. (“ATS”) in the State of Florida in partnership with Utiba PTE Ltd. The Company owns 5,100 shares (51%) of the outstanding shares of ATS with Utiba PTE Ltd. owning the remaining 4,900 (49%). ATS is doing business as Utiba Americas.

On September 17, 2009 the Company incorporated International Mobile Security, Inc. (“IMS”) in the State of Florida in partnership with General Services Holdings, LLC. The Company owns 6,000 shares (60%) of the outstanding shares of IMS with General Services Holdings, LLC. owning the remaining 4,000 (40%).

On January 11, 2010, AI Systems Group (Canada) Inc. was dissolved. All transactions incurred from January 1, 2010 to January 11, 2010 have been included in these financial statements.

The consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010 the Company had a working capital deficiency of $1,497,620. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc., AI Systems Group (Canada) Ltd., TekVoice Communications, Inc., Alternet Transactions Systems, Inc., and International Mobile Security, Inc. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

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

Loss per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As the Company has net losses, no common equivalent shares have been included in the computation of diluted net loss per share as the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of Statement 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company has expanded the information included in Note 4 –Convertible Debenture Notes to include the new requirements. This standard did not effect the Company’s reported financial position or results of operations.

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

March 31, 2010 and December 31, 2009

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

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (Topic 505), which is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update identifies how companies should be reporting distributions to shareholders that offers them the ability to elect to receive the distribution in cash or an equivalent number of shares. It was determined that all distributions of shares relating to these payments should be recorded as new share issuances. This standard did not effect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810), which replaces SFAS No. 160 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update establishes the accounting and reporting guidance for non-controlling interest and changes in ownership interests of a subsidiary. This standard did not effect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not effect the Company’s reported financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855)s, which is effective for financial statements issued for interim and annual periods ending after June 15, 2010. This update addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which is effective for financial statements issued at the beginning of the entity’s first fiscal quarter beginning after June 15, 2010. This update provides amendments to Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives, such as clarification of the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another and whether those derivatives are subject to potential bifurcation. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2010. This update addresses the classification of an employee share-based payment award with an exercise price denominated in a currency that differs from the functional currency of the employer entity or payroll currency of the employee. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), which is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

	March 31, 2010
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,214	$2,007
Computer software	72,560	71,818	742
Equipment	10,576	10,025	551
	$402,357	$399,057	$3,300

	December 31, 2009
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$328,029	$324,818	$3,211
Computer software	72,560	71,759	801
Equipment	10,576	9,996	580
	$411,165	$406,573	$4,592

NOTE 4 – CONVERTIBLE DEBENTURE NOTES

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement agreement with creditor (see Note 9(d)).

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

NOTE 4 – CONVERTIBLE DEBENTURE NOTES (continued)

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement agreement with creditor (see Note 9(f)).

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

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to the lowest market price of the Company’s stock for the 10 days prior to the date of conversion. The holder my not hold more than 4.99% of the outstanding common stock of the Company at any point in time.

On March 8, 2009, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest market price of the Company’s stock for the 10 days prior to the date of conversion.

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

March 31, 2010 and December 31, 2009

NOTE 5 – CAPITAL STOCK (continued)

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

The Company is obligated to issue 500,000 (December 31, 2009 – 864,554) common shares valued at $59,500 (December 31, 2009 - $83,196) as at March 31, 2010 of which 200,000 (December 31, 2009 – 450,000) shares valued at $40,000 (December 31, 2009 - $56,250) are for services rendered by consultants during the year ended December 31, 2009, 300,000 shares are for services rendered by consultants during the current year, and Nil (December 31, 2009 - 414,554) shares valued at $Nil (December 31, 2009 - $26,946) are for a debt settlement agreed on October 1, 2009. During the year ended December 31, 2009, a liability to issued 100,000 shares valued at $50,000 owed to one consultant was written off to consulting fees as the consultant had not performed the services in accordance with the contract.

During the year ended December 31, 2009, the Company issued 312,500 shares valued at $25,000 for cash received during the three months ended March 31, 2009 and 200,000 shares valued at $20,000 for services to be rendered over a one year period.

During the three months ended March 31, 2010, the Company issued 250,000 shares valued at $16,250 for services rendered during the year ended December 31, 2009 and 1,414,554 shares valued at $176,946 for debt settlement agreements. As at March 31, 2010, the Company has $225,415 (December 31, 2009 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at March 31, 2010 or March 31, 2009 were not used to compute the total weighted average shares outstanding as at March 31, 2010 or March 31, 2009 respectively and were thus not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

At March 31, 2010, a total of $337,899 (December 31, 2009 - $566,714) was payable to directors of which $337,899 (December 31, 2009 -$528,597) is non-interest bearing and has no specific terms of repayment and $Nil (December 31, 2009 - $38,117) relates to the convertible debentures detailed in Note 4. Of the amount payable, $330,174 (December 31, 2009 - $484,684) is included in accounts payable for accrued fees and expense reimbursements.

During the three months ended March 31, 2010, the company expensed a total of $70,149 (December 31, 2009 - $424,668) in consulting fees, investor relations, and salaries paid to related parties. Of the amounts incurred to directors and officers, $70,149 (December 31, 2009 - $424,668) was accrued or paid in cash.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

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

On January 5, 2009, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 300,000 shares of the Company’s common stock valued at $19,500. As the shares have not yet been issued, the stated value is subject to change.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the three months ended March 31, 2010, the Company expensed $8,604 (December 31, 2009 - $263,212) relating to the above contracts. At March 31, 2010, the unamortized portion of the deferred compensation totalled $656,077 (December 31, 2009 - $645,181). The shares issued were all valued at their market price on the date of issuance.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2010 and December 31, 2009

NOTE 9 – SUBSEQUENT EVENTS

a)

The Company issued 500,000 common shares of the company on April 14, 2010 and 769,231 common shares of the company on May 4, 2010 to one creditor in accordance with a Debt Settlement agreement signed on December 18, 2009.

b)	On April 13, 2010, the Company issued 633,691 shares for shares subscribed for in a previous year.

c)

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 12% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest bid price of the Company’s stock for the 10 days prior to the date of conversion.

d)

On April 22, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $48,464 promissory note plus accrued interest calculated at 10% per annum. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the average closing bid price of the Company’s stock for the 20 days prior to the date of conversion. The holder my not hold more than 4.99% of the outstanding common stock of the Company at any point in time.

e)

On April 22, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $50,000 promissory note plus accrued interest calculated at 10% per annum. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the average closing bid price of the Company’s stock for the 20 days prior to the date of conversion. The holder my not hold more than 4.99% of the outstanding common stock of the Company at any point in time.

f)

On April 22, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $48,518 promissory note plus accrued interest calculated at 10% per annum. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the average closing bid price of the Company’s stock for the 20 days prior to the date of conversion. The holder my not hold more than 4.99% of the outstanding common stock of the Company at any point in time.

g)

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest market price of the Company’s stock for the 10 days prior to the date of conversion.

h)

The Company issued 800,000 common shares of the company on May 5, 2010 and 800,000 common shares of the company on May 10, 2010 to one creditor in accordance with two Debt Settlement agreements signed on April 22, 2010.

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

About TekVoice Communications Inc.

TekVoice Communications, Inc. is a Voice over IP telecommunications company that since 2002, offers convergent voice and data services over IP networks., TekVoice has capitalized on its in-depth knowledge of the Hispanic and Latin American market, the quality of its telecommunications network and the dramatic cost savings that the network delivers to its customers. As a pioneer in the VOIP industry, TekVoice has been at the leading edge in the design and deployment of new products and services for the corporate and residential markets. TekVoice Communications, Inc. is a U.S. corporation with offices in Miami, Florida.

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

On September 17, 2009 the Company incorporated International Mobile Security, Inc. (“IMS”) in the State of Florida in partnership with General Services Holdings, LLC. The Company owns 6,000 shares (60%) of the outstanding shares of IMS with General Services Holdings, LLC. owning the remaining 4,000 (40%). As at December 31, 2009, IMS has not incurred nay transactions

Plan of Operation

Over the next year, the Company will be concentrating on marketing its mobile financial transaction and telecommunications platforms, in the telecommunication, public utility, government and financial industries.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales

For the three months ended March 31 2010, the Company had $43,365 in sales compared to $89,799 for the corresponding period in 2009. The 50% decrease in sales resulted from a decrease in VoIP telephony sales from the Company’s subsidiary, TekVoice Inc.

Gross Profit

Gross profit was $28,873 in the three months ending March 31, 2010 compared to a gross profit of $36,196 in the three month period ending March 31, 2009. This represents an decrease in gross profit of $8,478.

Selling, General and Administrative Expenses

For the three months ended March 31 2010, the Company had office and general expenses of $12,399, marketing expenses of $0, management and consulting fees of $102,032 professional fees of $6,181 and rent of $3,136. Travel expense was $2,741.

For the corresponding period in 2009 the Company incurred office and general expenses of $13,587; marketing expenses of $847; management and consulting fees of $214,800; $29,310 in professional fees and $8,100 in rent. Rent expense was reduced in the period due to the Company moving to more cost-effective offices. Travel expense increased to $31,106. Accounts payable totalled $1,026,853 at March 31, 2010 compared to accounts payable of $907,353 for the corresponding period in 2009.

Net Loss

For the three months ended March 31, 2010, the Company had a net loss of $326,447 or $(0.02) per share, which was a increase of 13% when compared to the net loss for the corresponding period to March 31 2009 of $294,411 or $(0.01) per share.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $71,887 as at March 31, 2010. The Company also had a net loss of $285,239 during the three months ended March 31, 2010.

The Company had a working capital deficiency of $1,495,633 at March 31 2010. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its products.

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

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (Topic 505), which is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update identifies how companies should be reporting distributions to shareholders that offers them the ability to elect to receive the distribution in cash or an equivalent number of shares. It was determined that all distributions of shares relating to these payments should be recorded as new share issuances. This standard did not effect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810), which replaces SFAS No. 160 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update establishes the accounting and reporting guidance for non-controlling interest and changes in ownership interests of a subsidiary. This standard did not effect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not effect the Company’s reported financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855)s, which is effective for financial statements issued for interim and annual periods ending after June 15, 2010. This update addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which is effective for financial statements issued at the beginning of the entity’s first fiscal quarter beginning after June 15, 2010. This update provides amendments to Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives, such as clarification of the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another and whether those derivatives are subject to potential bifurcation. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

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

As of March 31, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company issued 250,000 shares valued at $16,250 for services rendered during the year ended December 31, 2009 and 1,414,554 shares valued at $176,946 for debt settlement agreements.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed two reports on Form 8K during the period ending March. 31 2010

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
May14, 2010

By: /s/ Luz Villanueva
Luz Villanueva, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting
Officer)
May14, 2010