Form 10-Q
period 2010-06-30
ALTERNET SYSTEMS INC
filed 2010-08-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $0.00001 par value per share	38,897,967 shares

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

As at June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$18,841	$17,854
Accounts receivable	27,970	36,585
Share subscriptions receivable	8,900	8,900
Prepaids and deposits	6,480	-
Deferred financing costs	37,116	30,920
Total Current Assets	99,307	94,259

Fixed Assets (Note 3)	3,048	4,592

TOTAL ASSETS	$102,355	$98,851

LIABILITIES

Current Liabilities
Accounts payable	399,406	907,353
Accrued taxes	134,588	81,739
Other loans payable (Note 4)	401,589	359,397
Due to related parties (Note 4 and 6)	5,245	82,916
Derivative liability	147,251	71,879
TOTAL LIABILITIES	1,088,079	1,503,284

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	388	202
Additional paid-in capital	6,906,782	5,257,695
Private placement subscriptions	145,362	225,415
Obligation to issue shares	19,500	83,196
Deferred compensation (Note 7)	(647,139)	(645,181)
Deficit	(7,327,523)	(6,334,660)
	(902,630)	(1,413,333)
Non-controlling interest	(83,094)	8,900
TOTAL STOCKHOLDERS' DEFICIENCY	(985,724)	(1,404,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$102,355	$98,851

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	June 30,	June 30,	ended June 30,	ended June 30,
	2010	2009	2010	2009
REVENUE
Sales	$51,239	$72,031	$97,604	$161,830
COST OF SALES
Direct Cost of Sales	15,872	28,617	33,364	82,220
GROSS PROFIT	35,367	43,414	64,240	79,610

OPERATING EXPENSES
Bank Charges and Interest	19,553	9,489	20,671	12,965
Depreciation and Amortization	252	537	504	1,074
Financing Costs	759,652	72,460	905,009	72,460
Investor Relations	25,430	29,667	50,580	80,167
License Fees	-	-	825	266
Management and Consulting	89,216	203,000	191,248	417,800
Marketing	-	643	-	1,490
Office and General	44,347	8,254	56,746	12,470
Professional fees	36,093	20,939	42,274	50,249
Rent	11,130	5,874	14,266	13,974
Salaries	47,800	20,983	78,467	39,183
Telephone and Utilities	5,980	2,700	6,754	4,566
Travel	27,063	1,183	58,169	3,924
TOTAL OPERATING EXPENSES	1,066,516	375,729	1,425,513	710,588

NET LOSS BEFORE OTHER ITEMS	(1,031,149)	(332,315)	(1,361,273)	(630,978)

OTHER ITEMS
Customer fees	58	235	250	4,409
Other income/(expense)	-	(1,000)	-	(922)
Loss on disposal of assets	-	-	(1,411)	-
Gain on debt settlement	254,172	-	169,172	-
Increase (decrease) in derivative liability	19,416	(160,320)	108,487	(160,320)

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(757,503)	$(493,400)	$(1,084,775)	$(787,811)

NON-CONTROLLING INTEREST	(28,108)	-	(91,994)	-

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(729,395)	$(493,400)	$(992,781)	$(787,811)

BASIC NET LOSS PER SHARE	$(0.03)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED COMMON SHARES OUTSTANDING	28,132,495	19,930,212	24,800,873	19,945,964

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2010	2009

OPERATING ACTIVITIES
Net Loss From Operations Attributable to Alternet Systems Inc.	$(992,781)	$(787,811)
Non-controlling interest	(91,994)	-
Add: Items Not Affecting Cash
Depreciation	504	1,074
Shares for services	19,500	20,000
Reversal of shares for services	(40,000)	-
Shares for debt	783,678	-
Loss on disposal of assets	1,411	-
Deferred compensation	(1,958)	203,393
Gain on debt settlement	(169,172)	-
Value of debt for share conversion features	727,346	-
Changes In Non-Cash Working Capital:
Accounts receivable	8,615	(15,163)
Prepaids and deposit	(6,480)	5,000
Accounts payable and accrued charges	(507,947)	117,561
Accrued taxes	52,849	9,716
Due to related parties	(77,671)	312,255
	(294,100)	(133,975)

INVESTING ACTIVITIES
Acquisition of fixed assets	(371)	(142)

FINANCING ACTIVITIES
Change in loans payable	211,364	(126,066)
Derivative liability	75,372	302,725
Deferred financing costs	(6,196)	(69,945)
Net proceeds on sale of common stock and subscriptions	15,000	25,000
	295,540	131,714

OTHER COMPREHENSIVE INCOME	(82)	(499)

NET CHANGE IN CASH DURING THE PERIOD	987	(2,902)

CASH, BEGINNING OF PERIOD	17,854	4,326

CASH, END OF PERIOD	$18,841	$1,424

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash at $0.223 per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for services at $0.223 per share - December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	-	534,080
Issuance of common stock for cash at $0.223 per share - December 31, 2002	156,776	157	34,805	-	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	-	(88,038)
Balance December 31, 2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	-	(387,426)
Balance December 31, 2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	-	193,578
Issuance of common stock for cash at $0.31 per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	-	112,620
Issuance of common stock for services at $0.31 per share - April 30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	-	(360,260)
Issuance of common stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	-	316,366
Issuance of common stock for acquisition at $0.50 per share - June 30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	-	205,800
Issuance of common stock for services at $0.50 per share - June 30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	-	50,000
Issuance of common stock for cash at $0.60 per share - September 30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	-	113,250
Issuance of common stock for Services at $0.60 per share - September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	-	136,750
Issuance of common stock for cash at $0.50 per share - September 30, 2004	204,834	205	102,295	-	-	-	-	-	-	-	-	102,500
Issuance of common stock for services at $0.50 per share - September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	-	322,500
Issuance of common stock for cash at $0.48 per share - October 1, 2004	413,956	414	199,586	-	-	-	-	-	-	-	-	200,000
Issuance of common stock for services at $0.48 per share - October 1, 2004	150,000	150	71,850	-	-	-	-	-	-	-		72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	-	(1,619,425)
Balance December 31, 2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	-	(6,941)
Issuance of common stock for cash at $0.48 per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	-	172,661
Issuance of common stock for services at $0.48 per share - June 30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	-	549,339

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for acquisition at $0.48 per share - June 30, 2005	425,961	426	205,374	-	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	-	(837,842)
Balance December 31, 2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	-	83,017
Issuance of common stock for cash at $0.48 per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	-	287,271
Issuance of common stock for services at $0.48 per share - June 30, 2006	781,818	782	376,947	-	-	-	-	-	-	-	-	377,729
Issuance of common stock for services at $0.35 per share - June 30, 2006	425,961	426	146,574	-	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	-	(553,314)
Balance December 31, 2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	-	(320,322)
Balance December 31, 2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	-	21,381
Alternet Systems Inc. balance before reverse acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	-	(201,947)
Issued to effect reverse acquisition	4,000,000	40	21,791	-	-	-	-	-	-	-	-	21,831
Reverse acquisition recapitalization adjustment	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	-	(21,383)
Balance December 31, 2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	-	(180,118)

Stock-based compensation at $0.025 per share - January 2, 2008	4,500,000	45	112,455	-	-	-	-	-	-	-	-	112,500
Stock-based compensation at $0.025 per share - January 15, 2008	750,000	7	18,743	-	-	-	-	-	-	-	-	18,750
Stock-based compensation at $0.025 per share - January 23, 2008	75,000	1	1,874	-	-	-	-	-	-	-	-	1,875
Issuance of common stock for services at $0.30 per share - May 23, 2008	23,542	-	7,063	-	-	-	-	-	-	-	-	7,063
Issuance of common stock for services at $0.51 per share - May 23, 2008	150,000	2	76,498	-	-	-	-	-	-	-	-	76,500
Issuance of common stock for services at $0.50 per share - June 6, 2008	100,000	1	49,999	-	-	-	-	-	-	-	-	50,000
Issuance of common stock for services at $0.42 per share - June 26, 2008	1,500,000	15	629,985	-	-	-	-	-	-	-	-	630,000
Issuance of common stock for debenture note at $0.36 per share - July 16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debenture note at $0.21 per share - July 16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	-	10,000
Issuance of common stock for debenture note at $0.35 per share - July 16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	-	20,000

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for cash at $0.35 per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-	-
Issuance of common stock for services at $0.42 per share - July 16, 2008	500,000	5	209,995	-	-	-	-	-	-	-	-	210,000
Issuance of common stock for services at $0.42 per share - August 6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	-	130,200
Issuance of common stock for cash at $0.35 per share - August 7, 2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 11, 2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 13, 2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-	-
Issuance of common stock for services at $0.41 per share - September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	-	82,000
Private placement subscriptions received	-	-	-	-	-	333,498	-	-	-	-	-	333,498
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	2,766	-	2,766
Increase in derivative liability	-	-	-	-	-	-	-	-	-	143,480	-	143,480
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	90,000	-	-	90,000
Services provided per term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	-	(1,983,957)
Balance December 31, 2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	-	(987,909)
Issuance of common stock for cash at $0.08 per share - April 9, 2009	312,500	3	24,997	-	-	(25,000)	-	-	-	-	-	-
Issuance of common stock for services at $0.10 per share - May 5, 2009	200,000	2	19,998	-	-	-	-	-	-	-	-	20,000
Private placement subscriptions received	-	-	-	-	-	25,000	-	-	-	-	-	25,000
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(4,686)	-	(4,686)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	93,524	-	93,524
Services provided per term of contracts	-	-	-	-	-	-	-	226,962	-	-	-	226,962
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	16,250	-	-	16,250
Obligation to issue shares per debt settlement agreement	-	-	-	-	-	-	-	-	26,946	-	-	26,946
Subsidiary shares issued to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	8,900	8,900
Net loss for the year	-	-	-	-	-	-	(779,420)	-	-	-	-	(779,420)
Balance December 31, 2009	20,252,770	202	5,257,695	-	-	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for services at $0.065 per share - Jan 5, 2010	250,000	2	16,248	-	-	-	-	-	(16,250)	-	-	-
Issuance of common stock for debt at $0.065 per share - Jan 5, 2010	414,554	4	26,942	-	-	-	-	-	(26,946)	-	-	-
Issuance of common stock for debt at $0.10 per share - Feb 18, 2010	1,000,000	10	99,990	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debt at $0.13 per share - April 19, 2010	500,000	5	42,495	-	-	-	-	-	-	-	-	42,500
Issuance of common stock for debt at $0.06 per share - May 5, 2010	800,000	8	49,592	-	-	-	-	-	-	-	-	49,600
Issuance of common stock for debt at $0.06 per share - May 11, 2010	769,231	8	57,684	-	-	-	-	-	-	-	-	57,692
Issuance of common stock for debt at $0.045 per share - May 12, 2010	800,000	8	35,992	-	-	-	-	-	-	-	-	36,000
Issuance of common stock for debt at $0.05 per share - May 19, 2010	611,077	6	30,548	-	-	-	-	-	-	-	-	30,554
Issuance of common stock for debt at $0.04 per share - May 20, 2010	1,600,000	16	63,984	-	-	-	-	-	-	-	-	64,000
Issuance of common stock for debt at $0.05 per share - May 21, 2010	3,266,667	33	163,300	-	-	-	-	-	-	-	-	163,333
Issuance of common stock for debt at $0.03 per share - June 1, 2010	923,680	9	27,701	-	-	-	-	-	-	-	-	27,710
Issuance of common stock for debt at $0.03 per share - June 17, 2010	7,076,297	71	212,218	-	-	-	-	-	-	-	-	212,289
Share subscriptions issued	633,691	6	95,047	-	-	(95,053)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	-	-	15,000	-	-	-	-	-	15,000
Value of debt for share conversion features	-	-	727,346	-	-	-	-	-	-	-	-	727,346
Services provided per term of contracts	-	-	-	-	-	-	-	17,542	-	-	-	17,542
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	(19,500)	19,500	-	-	-
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(40,000)	-	-	(40,000)
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(82)	-	(82)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	108,487	-	108,487
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	(91,994)	(91,994)
Net loss for the year	-	-	-	-	-	-	(1,101,268)	-	-	-	-	(1,101,268)
Balance June 30, 2010	38,897,967	388	6,906,782	-	-	145,362	(7,671,012)	(647,139)	19,500	343,489	(83,094)	(985,724)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

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

The consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010 the Company had a working capital deficiency of $988,772. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

June 30, 2010 and December 31, 2009

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

Income Taxes
The Company accounts for income taxes under a method which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax returns on the cash basis and financial statement on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting.

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

June 30, 2010 and December 31, 2009

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

June 30, 2010 and December 31, 2009

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), which is effective on a prospective basis for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), which for public entities, the disclosures as of the end of a reporting period are effective in financial statements issued for interim and annual periods ending on or after December 15, 2010 and for disclosures about activities that occur during a period are effective for interim and annual periods beginning on or after December 15, 2010. This update provides guidance on increasing transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

	June 30, 2010
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$319,221	$317,376	$1,845
Computer software	72,560	71,878	682
Equipment	10,576	10,055	521
	$402,357	$399,309	$3,048

	December 31, 2009
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$328,029	$324,818	$3,211
Computer software	72,560	71,759	801
Equipment	10,576	9,996	580
	$411,165	$406,573	$4,592

NOTE 4 – CONVERTIBLE DEBENTURE NOTES

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the six months ended June 30, 2010, the creditor converted $55,141 of debt into 2,542,782 common shares of the company resulting in a full repayment of the loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

NOTE 4 – CONVERTIBLE DEBENTURE NOTES (continued)

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the six months ended June 30, 2010, the creditor converted $55,066 of debt into 1,180,846 common shares of the company resulting in a full repayment of the loan.

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

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the lowest daily low price of the Company’s stock for the 30 trading days immediately preceding and including the date of conversion.

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the six months ended June 30, 2010, the creditor converted $93,660 of debt into 3,935,898 common shares of the company.

On March 8, 2009, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion.

On April 22, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $50,000 promissory note plus accrued interest calculated at 10% per annum. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder my not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the six months ended June 30, 2010, the creditor converted $51,874 of debt into 1,703,169 common shares of the company.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

NOTE 4 – CONVERTIBLE DEBENTURE NOTES (continued)

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion.

On June 1, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $32,000 debt. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder my not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the six months ended June 30, 2010, the creditor converted $51,874 of debt into 1,703,169 common shares of the company.

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

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001. As at June 30, 2010, 38,897,967 shares of common stock were issued and outstanding.

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

The Company is obligated to issue 300,000 (December 31, 2009 – 864,554) common shares valued at $19,500 (December 31, 2009 - $83,196) as at June 30, 2010 of which zero (December 31, 2009 – 450,000) shares valued at $Nil (December 31, 2009 - $56,250) are for services rendered by consultants during the year ended December 31, 2009, 300,000 shares are for services rendered by consultants during the current year, and zero (December 31, 2009 - 414,554) shares valued at $Nil (December 31, 2009 - $26,946) are for a debt settlement agreed on October 1, 2009. During the six months ended June 30, 2010, a liability to issued 200,000 (December 31, 2009 - 100,000) shares valued at $40,000 (December 31, 2009 - $50,000) owed to one consultant was written off to consulting fees as the consultant had not performed the services in accordance with the contract.

During the year ended December 31, 2009, the Company issued 312,500 shares valued at $25,000 for cash received during the six months ended March 31, 2009 and 200,000 shares valued at $20,000 for services to be rendered over a one year period.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

NOTE 5 – CAPITAL STOCK (continued)

During the six months ended June 30, 2010, the Company issued 250,000 shares valued at $16,250 for services rendered during the year ended December 31, 2009, 17,761,506 shares valued at $810,624 for debt settlement and convertible debenture agreements, and 633,691 shares valued at $95,053 for share subscriptions previously received. As at June 30, 2010, the Company has $145,362 (December 31, 2009 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at June 30, 2010 or June 30, 2009 were not used to compute the total weighted average shares outstanding as at June 30, 2010 or June 30, 2009 respectively and were thus not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

As at June 30, 2010, a total of $120,782 (December 31, 2009 - $566,714) was payable to directors of which $120,782 (December 31, 2009 -$528,597) is non-interest bearing and has no specific terms of repayment and $Nil (December 31, 2009 - $38,117) relates to the convertible debentures detailed in Note 4. Of the amount payable, $115,537 (December 31, 2009 - $484,684) is included in accounts payable for accrued fees and expense reimbursements.

During the six months ended June 30, 2010, the company expensed a total of $158,847 (December 31, 2009 - $424,668) in consulting fees, investor relations, and salaries paid to directors and officers of the Company. Of the amounts incurred, $87,923 (December 31, 2009 - $424,668) was accrued and $75,000 (December 31, 2009 - $Nil) was paid in cash.

During the six months ended June 30, 2010, the company issued 3,010,087 shares of the Company’s common stock valued at $90,303 to two directors of the Company and 1,836,890 shares of the Company’s common stock valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2010 and December 31, 2009

NOTE 7 – DEFERRED COMPENSATION (continued)

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

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the six months ended June 30, 2010, the Company expensed $17,542 (December 31, 2009 - $263,212) relating to the above contracts. At June 30, 2010, the unamortized portion of the deferred compensation totalled $647,139 (December 31, 2009 - $645,181). The shares issued were all valued at their market price on the date of issuance.

NOTE 8 – LAWSUITS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at June 30, 2010, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at June 30, 2010, the full amount has been accrued and is included in accounts payable.

NOTE 9 – SUBSEQUENT EVENTS

a)

On July 1, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 1,200,000 shares of the Company’s common stock.

b)	The Company issued 3,331,604 common shares of the company on July 22, 2010 to a creditor in accordance with a convertible debenture.

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

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Sales

For the six months ended June 30 2010, the Company had $97,604 in sales compared to $161,830 for the corresponding period in 2009. The decrease in sales resulted from a decrease in VoIP telephony sales from the Company’s subsidiary, TekVoice Inc.

Gross Profit

Gross profit was $64,240 in the six months ending June 30, 2010 compared to a gross profit of $79,610 in the six month period ending June 30, 2008. This represents a decrease in gross profit for the period of $15,370.

Selling, General and Administrative Expenses

For the six months ended June 30 2010, the Company had office and general expenses of $12,470, marketing expenses of $1,490, management and consulting fees of $417,800 professional fees of $50,249 and rent of $13,974.

For the corresponding period in 2008 the Company incurred office and general expenses of $12,470; marketing expenses of $1490; management and consulting fees of $417,800; $50,249 in professional fees and $13974 in rent. Rent expense was reduced in the period due to the company moving to more cost effective premises.

Accounts payable totaled $399,406 and accounts receivable were $18,841 at June 30, 2010

Net Loss

For the six months ended June 30, 2010, the Company had a net loss of $ 992,781 or $(0.04) per share, which was a increase of 21% when compared to the net loss for the corresponding period to June 30 2008 of $787,811 or $(0.04) per share. The increased loss was primarily due to increased financing costs during the period ending June 30 2010.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $99,307 as at June 30, 2010. The Company also had a net loss of $992,781 during the six months ended June 30, 2010.

The Company had a working capital deficiency of $988,772 at June 30 2010. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its TekVoice, Electronic Transaction and SchoolWeb / HealthWeb products.

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

  We have had negative cash flows from operations. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash. We do not expect positive cash flow from operations in the near term and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities , which is effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of Statement 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company has expanded the information included in Note 4 – Convertible Debenture Notes to include the new requirements. This standard did not effect the Company’s reported financial position or results of operations.

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

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and t he Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard did not effect the Company’s reported financial position or results of operations.

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

As of June 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at June 30, 2010, the full amount has been accrued and is included in accounts payable.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, the Company issued 250,000 shares valued at $16,250 for services rendered during the year ended December 31, 2009, 17,761,506 shares valued at $810,624 for debt settlement and convertible debenture agreements, and 633,691 shares valued at $95,053 for share subscriptions previously received. As at June 30, 2010, the Company has $145,362 (December 31, 2009 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed one report on Form 8K during the period ending June 30 2010 and one subsequent to the period on July 2 2010

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10- SB filed on September 28, 2000).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).
3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)
3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)
14.1	Code of Business Conduct
31.1	Section 302 Certifications - CEO
31.2	Section 302 Certifications - CFO
32.1	Section 906 Certifications - CEO
32.2	Section 906 Certifications - CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By: /s/ Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
August 12, 2010

By: /s/ Luz Villanueva
Luz Villanueva, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
August 12, 2010