Form 10-Q
period 2010-09-30
ALTERNET SYSTEMS INC
filed 2010-11-09
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5th, 2010
Common Stock, $0.00001 par value per share	45,379,580 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the six month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

As at September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$3,981	$17,854
Accounts receivable	362,353	36,585
Share subscriptions receivable	8,900	8,900
Prepaids and deposits	58,743	-
Deferred financing costs	-	30,920
Total Current Assets	433,977	94,259

Fixed Assets (Note 3)	2,796	4,592

TOTAL ASSETS	$436,773	$98,851

LIABILITIES

Current Liabilities
Accounts payable	711,420	907,353
Accrued taxes	182,551	81,739
Customer deposits (Note 2)	60,000	-
Other loans payable (Note 4)	386,414	359,397
Due to related parties (Note 4 and 6)	66,001	82,916
Derivative liability	-	71,879
TOTAL LIABILITIES	1,406,386	1,503,284

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	422	202
Additional paid-in capital	7,205,520	5,257,695
Private placement subscriptions	145,362	225,415
Obligation to issue shares	96,000	83,196
Deferred compensation (Note 7)	(695,576)	(645,181)
Deficit	(7,656,726)	(6,334,660)
	(904,998)	(1,413,333)
Non-controlling interest	(64,615)	8,900
TOTAL STOCKHOLDERS' DEFICIENCY	(969,613)	(1,404,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$436,773	$98,851

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
REVENUE
Sales	$665,634	$68,606	$763,238	$230,436
Sales discounts	(145,500)	-	(145,500)	-
TOTAL REVENUE	520,134	68,606	617,738	230,436
COST OF SALES
Direct Cost of Sales	316,486	31,282	349,850	113,502
GROSS PROFIT	203,648	37,324	267,888	116,934

OPERATING EXPENSES
Bad Debt	-	14,038	-	14,038
Bank Charges and Interest	65,217	12,910	85,888	25,875
Depreciation and Amortization	252	537	756	1,611
Financing Costs	151,352	22,373	1,056,361	94,833
Investor Relations	27,243	-	77,823	80,167
License Fees	-	320	825	586
Management and Consulting	90,324	31,584	281,572	449,384
Marketing	-	-	21,916	1,490
Office and General	7,158	8,565	63,904	21,035
Professional fees	69,488	6,908	111,762	57,157
Rent	17,852	-	32,118	13,974
Salaries	52,143	21,017	130,610	60,200
Telephone and Utilities	3,777	949	10,531	5,515
Travel	11,395	11,243	69,564	15,167
TOTAL OPERATING EXPENSES	496,201	130,444	1,943,630	841,032

NET LOSS BEFORE OTHER ITEMS	(292,553)	(93,120)	(1,675,742)	(724,098)

OTHER ITEMS
Customer fees	79	273	329	4,682
Other income/(expense)	-	(3,000)	-	(3,922)
Loss on disposal of assets	-	-	(1,411)
Gain on sale of investment	-	194,937	-	194,937
Gain on debt settlement	315,650	-	484,822	-
Increase (decrease) in derivative liability	(311,984)	80,483	(203,497)	(79,837)

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(288,808)	$179,573	$(1,395,499)	$(608,238)

NON-CONTROLLING INTEREST	18,479	-	(73,515)	-

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(307,287)	$179,573	$(1,321,984)	$(608,238)

BASIC NET LOSS PER SHARE	$(0.01)	$0.01	$(0.05)	$(0.03)

WEIGHTED COMMON SHARES OUTSTANDING	41,469,096	20,552,770	26,895,554	20,049,737

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009

OPERATING ACTIVITIES
Net Loss From Operations Attributable to Alternet Systems Inc.	$(1,321,984)	$(608,238)
Non-controlling interest	(73,515)	-
Add: Items Not Affecting Cash
Depreciation	756	1,611
Shares for services	96,000	20,000
Reversal of shares for services	(40,000)	-
Shares for debt	927,905	-
Loss on disposal of assets	1,411	-
Deferred compensation	(50,395)	235,477
Gain on sale of investment	-	194,937
Gain on debt settlement	(484,822)	-
Value of debt for share conversion features	881,891	-
Changes In Non-Cash Working Capital:
Accounts receivable	(325,768)	(6,015)
Prepaids and deposit	(58,743)	4,998
Accounts payable and accrued charges	(195,933)	(17,696)
Accrued taxes	100,812	14,734
Customer deposits	60,000	-
Due to related parties	(16,915)	51,216
	(499,300)	(108,976)

INVESTING ACTIVITIES
Acquisition of fixed assets	(371)	(212)

FINANCING ACTIVITIES
Change in loans payable	511,839	(92,051)
Derivative liability	(71,879)	201,878
Deferred financing costs	30,920	(27,208)
Net proceeds on sale of common stock and subscriptions	15,000	25,000
	485,880	107,619

OTHER COMPREHENSIVE INCOME	(82)	(1,549)

NET CHANGE IN CASH DURING THE PERIOD	(13,873)	(3,118)

CASH, BEGINNING OF PERIOD	17,854	4,326

CASH, END OF PERIOD	$3,981	$1,208

The accompanying notes are an intergral part of these consolidated financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to September 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash at $0.223 per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for services at $0.223 per share - December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	-	534,080
Issuance of common stock for cash at $0.223 per share - December 31, 2002	156,776	157	34,805	-	-	-	-	-	-		-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	-	(88,038)
Balance December 31, 2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	-	(387,426)
Balance December 31, 2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	-	193,578
Issuance of common stock for cash at $0.31 per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	-	112,620
Issuance of common stock for services at $0.31 per share - April 30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	-	(360,260)
Issuance of common stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	-	316,366
Issuance of common stock for acquisition at $0.50 per share - June 30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	-	205,800
Issuance of common stock for services at $0.50 per share - June 30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	-	50,000
Issuance of common stock for cash at $0.60 per share - September 30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	-	113,250
Issuance of common stock for Services at $0.60 per share - September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	-	136,750
Issuance of common stock for cash at $0.50 per share - September 30, 2004	204,834	205	102,295	-	-	-	-	-	-	-	-	102,500
Issuance of common stock for services at $0.50 per share - September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	-	322,500
Issuance of common stock for cash at $0.48 per share - October 1, 2004	413,956	414	199,586	-	-	-	-	-	-	-	-	200,000
Issuance of common stock for services at $0.48 per share - October 1, 2004	150,000	150	71,850	-	-	-	-	-	-			72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	-	(1,619,425)
Balance December 31, 2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	-	(6,941)
Issuance of common stock for cash at $0.48 per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	-	172,661
Issuance of common stock for services at $0.48 per share - June 30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	-	549,339
Issuance of common stock for acquisition at $0.48 per share - June 30, 2005	425,961	426	205,374	-	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	-	(837,842)

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to September 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Balance December 31, 2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	-	83,017
Issuance of common stock for cash at $0.48 per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	-	287,271
Issuance of common stock for services at $0.48 per share - June 30, 2006	781,818	782	376,947	-	-	-	-	-	-	-	-	377,729
Issuance of common stock for services at $0.35 per share - June 30, 2006	425,961	426	146,574	-	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	-	(553,314)
Balance December 31, 2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	-	(320,322)
Balance December 31, 2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	-	21,381
Alternet Systems Inc. balance before reverse acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	-	(201,947)
Issued to effect reverse acquisition	4,000,000	40	21,791	-	-	-	-	-	-	-	-	21,831
Reverse acquisition recapitalization adjustment	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	-	(21,383)
Balance December 31, 2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	-	(180,118)

Stock-based compensation at $0.025 per share - January 2, 2008	4,500,000	45	112,455	-	-	-	-	-	-	-	-	112,500
Stock-based compensation at $0.025 per share - January 15, 2008	750,000	7	18,743	-	-	-	-	-	-	-	-	18,750
Stock-based compensation at $0.025 per share - January 23, 2008	75,000	1	1,874	-	-	-	-	-	-	-	-	1,875
Issuance of common stock for services at $0.30 per share - May 23, 2008	23,542	-	7,063	-	-	-	-	-	-	-	-	7,063
Issuance of common stock for services at $0.51 per share - May 23, 2008	150,000	2	76,498	-	-	-	-	-	-	-	-	76,500
Issuance of common stock for services at $0.50 per share - June 6, 2008	100,000	1	49,999	-	-	-	-	-	-	-	-	50,000
Issuance of common stock for services at $0.42 per share - June 26, 2008	1,500,000	15	629,985	-	-	-	-	-	-	-	-	630,000
Issuance of common stock for debenture note at $0.36 per share - July 16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debenture note at $0.21 per share - July 16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	-	10,000
Issuance of common stock for debenture note at $0.35 per share - July 16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	-	20,000
Issuance of common stock for cash at $0.35 per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-	-
Issuance of common stock for services at $0.42 per share - July 16, 2008	500,000	5	209,995	-	-	-	-	-	-	-	-	210,000

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to September 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for services at $0.42 per share - August 6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	-	130,200
Issuance of common stock for cash at $0.35 per share - August 7, 2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 11, 2008	241,158	2	84,403	-	-	(84,405)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 13, 2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-	-
Issuance of common stock for services at $0.41 per share - September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	-	82,000
Private placement subscriptions received	-	-	-	-	-	333,498	-	-	-	-	-	333,498
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	2,766	-	2,766
Increase in derivative liability	-	-	-	-	-	-	-	-	-	143,480	-	143,480
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	90,000	-	-	90,000
Services provided per term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957)	-	-	-	-	(1,983,957)
Balance December 31, 2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324)	(872,143)	90,000	146,246	-	(987,909)
Issuance of common stock for cash at $0.08 per share - April 9, 2009	312,500	3	24,997	-	-	(25,000)	-	-	-	-	-	-
Issuance of common stock for services at $0.10 per share - May 5, 2009	200,000	2	19,998	-	-	-	-	-	-	-	-	20,000
Private placement subscriptions received	-	-	-	-	-	25,000	-	-	-	-	-	25,000
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(4,686)	-	(4,686)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	93,524	-	93,524
Services provided per term of contracts	-	-	-	-	-	-	-	226,962	-	-	-	226,962
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	16,250	-	-	16,250
Obligation to issue shares per debt settlement agreement	-	-	-	-	-	-	-	-	26,946	-	-	26,946
Subsidiary shares issued to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	8,900	8,900
Net loss for the year	-	-	-	-	-	-	(779,420)	-	-	-	-	(779,420)
Balance December 31, 2009	20,252,770	202	5,257,695	-	-	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)
Issuance of common stock for services at $0.065 per share - Jan 5, 2010	250,000	2	16,248	-	-	-	-	-	(16,250)	-	-	-
Issuance of common stock for debt at $0.065 per share - Jan 5, 2010	414,554	4	26,942	-	-	-	-	-	(26,946)	-	-	-
Issuance of common stock for debt at $0.10 per share - Feb 18, 2010	1,000,000	10	99,990	-	-	-	-	-	-	-	-	100,000

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period from May 16, 2002 (Inception) to September 30, 2010

			Additional			Private			Obligation	Other
		Common	Paid in	Treasury	Treasury	Pacement	Accumulated	Deferred	to Issue	Comprehensive	Noncontrolling
	Shares	Stock	Capital	Shares	Stock	subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Issuance of common stock for debt at $0.13 per share - April 19, 2010	500,000	5	64,995	-	-	-	-	-	-	-	-	65,000
Issuance of common stock for debt at $0.06 per share - May 5, 2010	800,000	8	49,592	-	-	-	-	-	-	-	-	49,600
Issuance of common stock for debt at $0.06 per share - May 11, 2010	769,231	8	46,146	-	-	-	-	-	-	-	-	46,154
Issuance of common stock for debt at $0.045 per share - May 12, 2010	800,000	8	35,992	-	-	-	-	-	-	-	-	36,000
Issuance of common stock for debt at $0.05 per share - May 19, 2010	611,077	6	30,548	-	-	-	-	-	-	-	-	30,554
Issuance of common stock for debt at $0.04 per share - May 20, 2010	1,600,000	16	63,984	-	-	-	-	-	-	-	-	64,000
Issuance of common stock for debt at $0.05 per share - May 21, 2010	3,266,667	33	163,300	-	-	-	-	-	-	-	-	163,333
Issuance of common stock for debt at $0.03 per share - June 1, 2010	923,680	9	27,701	-	-	-	-	-	-	-	-	27,710
Issuance of common stock for debt at $0.03 per share - June 17, 2010	7,076,297	71	212,218	-	-	-	-	-	-	-	-	212,289
Issuance of common stock for debt at $0.04 per share - July 22, 2010	3,331,604	34	133,231	-	-	-	-	-	-	-	-	133,265
Share subscriptions issued	633,691	6	95,047	-	-	(95,053)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	-	-	15,000	-	-	-	-	-	15,000
Value of debt for share conversion features	-	-	881,891	-	-	-	-	-	-	-	-	881,891
Services provided per term of contracts	-	-	-	-	-	-	-	45,605	-	-	-	45,605
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	(96,000)	96,000	-	-	-
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(40,000)	-	-	(40,000)
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(82)	-	(82)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	(203,497)	-	(203,497)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	(73,515)	(73,515)
Net loss for the year	-	-	-	-	-	-	(1,118,487)	-	-	-	-	(1,118,487)
Balance September 30, 2010	42,229,571	422	7,205,520	-	-	145,362	(7,688,231)	(695,576)	96,000	31,505	(64,615)	(969,613)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”) is focused on the mobile phone value added services marketplace which encompasses Mobile Commerce and Mobile Security in North and South America. Previously, the Company focused on designing, marketing, and selling proprietary software and hardware systems known as “SchoolWeb” and “CommunityWeb” which provided high speed internet access to schools and rural communities, in North America and internationally. The Company also provides Voice over IP services, primarily in Latin America.

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

On July 29, 2009, the Company purchased 51% of the outstanding shares of Alternet Transactions Systems, Inc. (“ATS”), a company incorporated in the State of Florida on July 29, 2009, for $5,100. ATS is doing business as Utiba Americas.

On September 17, 2009, the Company purchased 60% of the outstanding shares of International Mobile Security, Inc. (“IMS”), a company incorporated in the State of Florida on September 17, 2009, for $6,000.

On January 11, 2010, AI Systems Group (Canada) Inc. was dissolved. All transactions incurred from January 1, 2010 to January 11, 2010 have been included in these financial statements.

The consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010 the Company had a working capital deficiency of $911,653. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc., AI Systems Group (Canada) Ltd., and TekVoice Communications, Inc. These consolidated interim financial statements also include the accounts of Alternet Transactions Systems, Inc. and International Mobile Security, Inc. with the minority interest of each deduced from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

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

September 30, 2010 and December 31, 2009

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

Revenue Recognition
The Company derives its revenues from the sale of licenses of software, implementation services, and telecommunication services. Revenues are recognized when title transfers or services are rendered.

a)	Revenue from the sale of licenses is recognized when the title of the license transfers to the customer, which occurs once a contract has been signed.
b)	Revenue from implementation services performed is recognized upon completion of the service.
c)	Revenue from telecommunications services are recognized when billed, which occurs at the end of the month the services are provided.

The Company requires customers to pay a non-refundable 50% deposit on all implementation services prior to any services being performed. The Company recognizes the 50% customer deposit in revenue either upon completion of the implementation or upon the contract being cancelled.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

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

September 30, 2010 and December 31, 2009

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

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard did not effect the Company's reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (Topic 505), which is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update identifies how companies should be reporting distributions to shareholders that offers them the ability to elect to receive the distribution in cash or an equivalent number of shares. It was determined that all distributions of shares relating to these payments should be recorded as new share issuances. This standard did not effect the Company's reported financial position or results of operations.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not effect the Company's reported financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855)s, which is effective for financial statements issued for interim and annual periods ending after June 15, 2010. This update addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. This standard is not expected to have a significant effect on the Company's reported financial position or results of operations.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815), which is effective for financial statements issued at the beginning of the entity's first fiscal quarter beginning after June 15, 2010. This update provides amendments to Subtopic 815-15, Derivatives and Hedging - Embedded Derivatives, such as clarification of the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another and whether those derivatives are subject to potential bifurcation. This standard is not expected to have a significant effect on the Company's reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2010. This update addresses the classification of an employee share-based payment award with an exercise price denominated in a currency that differs from the functional currency of the employer entity or payroll currency of the employee. This standard is not expected to have an effect on the Company's reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

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

NOTE 3 – FIXED ASSETS

		September 30, 2010
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,539	$1,682
Computer software	72,560	71,939	621
Equipment	10,576	10,083	493
	$402,357	$399,561	$2,796

		December 31, 2009
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$328,029	$324,818	$3,211
Computer software	72,560	71,759	801
Equipment	10,576	9,996	580
	$411,165	$406,573	$4,592

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS

Convertible Debentures

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 8% per annum and is due on May 4, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company's stock for the 30 days prior to the date of conversion.

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company's stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company's stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the nine months ended September 30, 2010, the creditor converted $55,141 of debt into 2,542,782 common shares of the company resulting in a full repayment of the loan.

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company's stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company's stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the nine months ended September 30, 2010, the creditor converted $55,066 of debt into 1,180,846 common shares of the company resulting in a full repayment of the loan.

On January 8, 2009, the Company issued a note payable in the amount of $42,085. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company's stock for the 30 days prior to the date of conversion. On September 15, 2009, the balance outstanding on the note payable was agreed to be settled prior to the conversion date and as such the corresponding derivative liability was written off.

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the lowest daily low price of the Company's stock for the 30 trading days immediately preceding and including the date of conversion. During the nine months ended September 30, 2010, the creditor converted $50,640 of debt into 3,331,604 common shares of the company.

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the nine months ended September 30, 2010, the creditor converted $93,660 of debt into 3,935,898 common shares of the company.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Convertible Debentures (continued)

On March 8, 2009, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion.

On April 22, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $50,000 promissory note plus accrued interest calculated at 10% per annum. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the nine months ended September 30, 2010, the creditor converted $51,874 of debt into 1,703,169 common shares of the company.

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion.

On June 1, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $32,000 debt. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company's stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the nine months ended September 30, 2010, the creditor converted $51,874 of debt into 1,703,169 common shares of the company.

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

Other Loans

On September 15, 2010, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 10% per annum on October 15, 2010.

On September 17, 2010, the Company signed a Promissory Note whereby the Company will repay a creditor $3,000 plus interest at 10% per annum on October 31, 2010. If the Promissory Note is not repaid by the maturity date, a $50 penalty will be assessed for each month the loan is outstanding after the maturity date.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of the Company's common stock with a par value of $0.00001. As at September 30, 2010, 42,229,571 shares of common stock were issued and outstanding.

Effective January 29, 2008, the Company adopted a Retainer Stock Plan for Professional and Consultants (the "2008 Professional/Consultant Stock Compensation Plan") for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan. A total of 6,000,000 common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2008 Plan. To date, 5,998,542 common shares valued at $431,631 relating to services provided have been awarded, leaving a balance of 1,458 shares which maybe awarded under this plan.

The Company is obligated to issue 1,200,000 (December 31, 2009 – 864,554) common shares valued at $96,500 (December 31, 2009 - $83,196) as at September 30, 2010 of which zero (December 31, 2009 – 450,000) shares valued at $Nil (December 31, 2009 - $56,250) are for services rendered by consultants during the year ended December 31, 2009, 1,200,000 shares are for services rendered by consultants during the current year, and zero (December 31, 2009 - 414,554) shares valued at $Nil (December 31, 2009 - $26,946) are for a debt settlement agreed on October 1, 2009. During the nine months ended September 30, 2010, a liability to issued 200,000 (December 31, 2009 - 100,000) shares valued at $40,000 (December 31, 2009 - $50,000) owed to one consultant was written off to consulting fees as the consultant had not performed the services in accordance with the contract.

During the year ended December 31, 2009, the Company issued 312,500 shares valued at $25,000 for cash received during the six months ended March 31, 2009 and 200,000 shares valued at $20,000 for services to be rendered over a one year period.

During the nine months ended September 30, 2010, the Company issued 250,000 shares valued at $16,250 for services rendered during the year ended December 31, 2009, 21,093,110 shares valued at $954,851 for debt settlement and convertible debenture agreements, and 633,691 shares valued at $95,053 for share subscriptions previously received. As at September 30, 2010, the Company has $145,362 (December 31, 2009 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders' deficit.

The shares which were not issued as at September 30, 2010 or September 30, 2009 were not used to compute the total weighted average shares outstanding as at September 30, 2010 or September 30, 2009 respectively and were thus not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

As at September 30, 2010, a total of $216,597 (December 31, 2009 - $566,714) was payable to directors and officers of which $155,841 (December 31, 2009 -$528,597) is non-interest bearing and has no specific terms of repayment and $60,756 (December 31, 2009 - $38,117) relates to the convertible debentures detailed in Note 4. Of the amount payable, $150,596 (December 31, 2009 - $484,684) is included in accounts payable for accrued fees for expense reimbursements.

During the nine months ended September 30, 2010, the company expensed a total of $279,742 (December 31, 2009 - $424,668) in consulting fees, investor relations, and salaries paid to directors and officers of the Company. Of the amounts incurred, $115,841 (December 31, 2009 - $424,668) was accrued and $127,801 (December 31, 2009 - $Nil) was paid in cash.

During the nine months ended September 30, 2010, the company issued 3,010,087 shares of the Company's common stock valued at $90,303 to two directors of the Company and 1,836,890 shares of the Company's common stock valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

NOTE 7 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As at September 30, 2010 these benchmarks have not been met, thus the entire amount has been classified as deferred compensation.

On October 15, 2008, the Company entered into agreement with a consultant for a one-year term whereby the consultant will provide consulting services to the Company in exchange for 200,000 shares of the Company's common stock. As of December 31, 2008, 200,000 common shares valued at $40,000 were recorded as obligation to issue shares during the year. This amount was expensed over the life of the contract. During the year, the Company reversed the obligation to issue shares against the consulting fees previously expensed as the shares will not be issued and the services were never received.

On January 5, 2009, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 200,000 shares of the Company's common stock valued at $20,000. This amount was expensed over the life of the contract.

On December 8, 2009, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 250,000 shares of the Company's common stock valued at $16,250 based on the date of issuance. This amount was expensed over the life of the contract.

On January 5, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 300,000 shares of the Company's common stock originally valued at $19,500. This amount is being expensed over the life of the contract. As the shares were not issued by September 30, 2010, the stated value is subject to change.

On July 1, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 1,200,000 shares of the Company's common stock of which 900,000 shares are to be issued by September 30, 2010 and 300,000 shares are to be issued by December 31, 2010. The 900,000 shares were not issued during the period; however, the Company included deferred compensation as at September 30, 2010 of $76,500. This amount is being expensed over the life of the contract. As the shares were not issued by September 30, 2010, the stated value is subject to change.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the nine months ended September 30, 2010, the Company expensed $45,605 (December 31, 2009 - $263,212) relating to the above contracts. At September 30, 2010, the unamortized portion of the deferred compensation totalled $695,576 (December 31, 2009 - $645,181). The shares issued were all valued at their market price on the date of issuance.

NOTE 8 – LAWSUITS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at September 30, 2010, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at September 30, 2010, the full amount has been accrued and is included in accounts payable.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010 and December 31, 2009

NOTE 9 – SUBSEQUENT EVENTS

a)	On October 5, 2010, the Company issued 900,000 common shares of the company to a creditor in accordance with consulting agreements dated January 5, 2010 and July 1, 2010.

b)

On October 5, 2010, the Company issued 2,250,000 common shares of the company to three employees in accordance with employment agreements previously entered into. One employee is a director of the Company and one employee is an Officer of the Company.

c)	On October 22, 2010, the Company signed a contract with a customer for $658,586.

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

TekVoice Share Acquisition On December 31, 2007, Alternet Systems, Inc. (the “Company”) Fabio Alvino, Eduardo & Monica Bello, Henryk Dabrowski, Manfred Koroschetz, New Market Technology, Inc., John Puente, Red Hawke, Inc., Hector Rodriguez (each, a “Transferor” and collectively, the “Transferors”) and TekVoice Communications, Inc. ("TekVoice")entered into and closed a Stock Acquisition Agreement (the "Agreement") pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TekVoice from the Transferors in consideration for an aggregate amount of four million (4,000,000) shares of common stock of the Company (the "Acquisition Shares"). In addition to the Acquisition Shares, the Transferors, in the aggregate, shall be entitled to receive an up to an additional two million (2,000,000) shares of common stock of the Company if TekVoice's sales for the fiscal year ending December 31, 2008 exceed sales for fiscal year ended December 31, 2007 by twenty percent (20%) (the "Additional Consideration"). In the event the Company is merged with another entity prior to December 31, 2008, the Additional Consideration shall be issued to the Transferors on the day immediately prior to the day that such merger takes place. The Transferors shall be entitled to appoint three (3) members to the Company's board of directors, effective at the closing, provided , however , in no event shall Transferors be required to appoint a member to the Company's Board of Directors.

The Company's results, on a consolidated basis, reflected its own results consolidated with its subsidiary TekVoice Communications Inc. For the remainder of this part, the term "Company" refers to both the Company and its wholly owned subsidiary above.

On July 29, 2009 the Company incorporated Alternet Transactions Systems, Inc. ("ATS") in the State of Florida in partnership with Utiba PTE Ltd. The Company owns 5,100 shares (51%) of the outstanding shares of ATS with Utiba PTE Ltd. owning the remaining 4,900 (49%). ATS is doing business as Utiba Americas. As at December 31, 2009, ATS has not incurred nay transactions.

On September 17, 2009 the Company incorporated International Mobile Security, Inc. ("IMS") in the State of Florida in partnership with General Services Holdings, LLC. The Company owns 6,000 shares (60%) of the outstanding shares of IMS with General Services Holdings, LLC. owning the remaining 4,000 (40%). As at December 31, 2009, IMS has not incurred nay transactions

Plan of Operation

The Company has been concentrating on marketing its mobile financial transaction and telecommunications platforms, in the telecommunication, public utility, government and financial industries.

Sales and marketing is accomplished through the Company's existing sales staff, who contact potential clients through personal and agent sales, trade shows and industry associations.

Sales come from organic growth from its existing operations. The Company may identify in the course of business, strategic acquisition targets.

Company has accomplished the execution of framework agreements with critical vendors, and is in the process of launching its mobile financial and mobile commerce suite of services.

We have also initiated a program to participate in the financial services industry, by enabling cellular phone technologies that will allow customers to make "mobile to mobile", "mobile to cash" and "mobile to money remittances".

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

Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009

Net Sales

For the nine months ended September 30, 2010, the Company had $763,238 in sales compared to $230,436 for the corresponding period in 2009. The increase in sales resulted from the sales of mobile commerce license software by Alternet Transaction Systems, DBA Utiba Americas, an Alternet majority owned subsidiary. VoIP telephony sales in the Company’s subsidiary, TekVoice Inc., continued to decline.

Gross Profit

Gross profit was $267,888 in the nine months ending September 30, 2010 compared to a gross profit of $116,934 in the nine month period ending September 30, 2009. This represents an increase in gross profit for the period of $150,954.

Selling, General and Administrative Expenses

For the nine months ended September 30 2010, the Company had office and general expenses of $63,904, marketing expenses of $21,916, management and consulting fees of $281,572 professional fees of $111,762 and rent of $32,118.

For the corresponding period in 2009 the Company incurred office and general expenses of $21,035; marketing expenses of $1490; management and consulting fees of $449,384; $57,157 in professional fees and $13974 in rent.

Accounts payable totaled $711,420 and accounts receivable were $362,353 at September 30, 2010

Net Loss

For the six months ended September 30, 2010, the Company had a net loss of $1,321,984 or $(0.05) per share, which was a increase of 43.6% when compared to the net loss for the corresponding period to September 30 2009 of $608,238 or $(0.03) per share. The increased loss was primarily due to increased financing costs during the period ending September 30 2010.

Interest and other expenses

The Company had no material interest expenses.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $3,981 as at September 30, 2010. The Company also had a net loss of $1,321,984 during the nine months ended September 30, 2010.

The Company had a working capital deficiency of $911,653 at September 30 2010. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its TekVoice, Alternet Transaction Systems (DBA Utiba Americas), and International Mobile Security (IMS), products and services.

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
  We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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
  In the past, following periods of volatility in the market price of a company's securities, securities class- action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
November 9, 2010

By: /s/ Luz Villanueva
Luz Villanueva, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
November 9, 2010