Form 10-K
period 2010-12-31
ALTERNET SYSTEMS INC
filed 2011-03-31
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-31909

ALTERNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0473897
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2665 S Bayshore Drive Miami FL	33133
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 786-265-1840

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 28, 2011 was $4,080,582 based on a $0.11 closing price for the Common Stock on March 28, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 49,940,011 as of March 28, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Company History and Business

Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. On June 26, 2000, the Company increased its authorized share capital from 20,000 shares with no par value to 100,000,000 shares with a par value of $0.00001. On December 20, 2001, the Company received shareholder approval to change its name from North Pacific Capital Corp. to SchoolWeb Systems Inc..

On April 26, 2002, the Company received shareholder approval to change its name from SchoolWeb Systems Inc. to Alternet Systems, Inc. and in May of 2002 this change of name was completed.

Alternet Systems, Inc. developed, markets and sells Internet application software and systems, marketed under the names "SchoolWeb" and HealthWeb.

Each SchoolWeb system or software / hardware package is comprised of the SchoolWeb virtual library software, Linux Operating System, a network server, redundant file system, software configuration, SchoolWeb user license, 24 hour technical support , on-site installation, training , system maintenance and 5X9 on-site warranty.

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

On December 31, 2007, Alternet Systems, Inc. (the “Company”), Fabio Alvino, Eduardo & Monica Bello, Henryk Dabrowski, Manfred Koroschetz, New Market Technology, Inc., John Puente, Red Hawke, Inc. and Hector Rodriguez (each, a “Transferor” and collectively, the “Transferors”) and TekVoice Communications, Inc. (“TekVoice”) entered into and closed a Stock Acquisition Agreement (the “Agreement”) pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TekVoice from the Transferors in consideration for an aggregate amount of four million (4,000,000) shares of common stock of the Company (the “Acquisition Shares”).

2010 Focus on Mobile Financial Transactions and Security

In late 2009 the Company incorporated two new subsidiaries to offer services in the mobile value added services markets of mobile financial transactions and security. These subsidiaries, Alternet Transaction Systems (dba Utiba Americas, which is 49% owned by Utiba Pte, Ltd) and International Mobile Security (IMS, which is 49% owned by General Services Holding LLC) were launched within the fiscal year 2010. The creation of new lines of business was intended to provide new revenue and profitability as a transition from international long distance services and the educational content market.

Competition

The Company competes in two distinct technology sectors, telecommunications and network systems. Although the Company has unique features in its product offerings, it competes with companies that are better financed to survive any adverse economic conditions.

Research and Development

The Company has spent an insignificant amount in research and development expenditures over the last fiscal year.

Employees

Currently our only employees are our directors, officers, and an office manager. We will continue to outsource contract employment as needed.

Item 1A. Risk Factors

The Company is exposed to a number of risks, including the following:

  The Company may be unable to market and sell its software and telecommunications products;
  The Company’s sales are minimal and its future prospects are dependent on the ability to market its products and services;
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

Our business operations are also subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have had negative cash flows from operations. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations, the result of which would be that our stockholders would lose some or all of their investment.

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

We will depend almost exclusively on outside capital to pay for the continued development of our business. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We have a limited operating history and if we are not successful in continuing to grow our business, we may have to scale back or even cease our ongoing business operations.

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

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and to find purchases for our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Offices

Our corporate headquarters are leased and are located at 2665 S. Bayshore Dr. Miami Florida, 33133. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

On October 16 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgement of $39,000 plus interest thereon from March 11 2009 for breach of contract. The company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2010, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2010, the full amount has been accrued and is included in accounts payable.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2010.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCQB under the symbol “ALYI ”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2010	HIGH	LOW

First Quarter	$0.15	$0.05
Second Quarter	$0.14	$0.02
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.19	$0.06

Holders of Common Stock

On December 31, 2010, there were 106 holders of record of our common stock and there were 48,219,648 shares outstanding. There are 205 indirect holders of common shares in outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 106 registered shareholders and 205 non-registered shareholders at December 31, 2010.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Sales in 2010

During the year ended December 31, 2010, the Company issued 250,000 shares valued at $16,250 for services rendered during the year ended December 31, 2009; 3,650,000 shares valued at $332,750 for services rendered during the year ended December 31, 2010; 23,433,187 shares valued at $1,276,865 for debt settlement and convertible debenture agreements, and 633,691 shares valued at $95,053 for share subscriptions previously received. As at December 31, 2010, the Company has $145,362 (December 31, 2009 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

Sales in 2009

During the year, a total of 512,500 shares valued at $45,000 were issued with respect to cash received and services rendered

Where the offerings described in “Sales in 2010” and “Sales in 2009” above were made to Canadian residents they were undertaken under Regulation S and they were made under Rule 903 (Category 3, equity securities) and:

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

Convertible Debenture Notes

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at a rate of 8% per quarter and is due on May 4, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As at December 31, 2010, $122,360 of principal and accrued interest on this note was included in Due to related parties.

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $55,141 of debt into 2,542,782 common shares of the company resulting in a full repayment of the loan.

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $55,066 of debt into 1,180,846 common shares of the company resulting in a full repayment of the loan.

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

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. During the year ended December 31, 2010, the creditor converted $50,640 of debt into 3,331,604 common shares of the company. As at December 31, 2010, $59,597 of principal and accrued interest on this note was included in Other loans payable.

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $113,750 of debt into 4,457,699 common shares of the company. As at December 31, 2010, $72,833 of principal and accrued interest on this note was included in Other loans payable.

On March 8, 2010, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at December 31, 2010, $27,292 of principal and accrued interest on this note was included in Other loans payable.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at December 31, 2010, $16,310 of principal and accrued interest on this note was included in Other loans payable.

On April 22, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $50,000 promissory note plus accrued interest calculated at 10% per annum. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $51,874 of debt into 1,703,169 common shares of the company resulting in a full repayment of the loan.

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at December 31, 2010, $106,833 of principal and accrued interest on this note was included in Other loans payable.

On June 1, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $32,000 debt. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $32,000 of debt into 1,258,604 common shares of the company resulting in a full repayment of the loan.

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

Other Loans

On October 22, 2007, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 8% per annum on November 22, 2007. As at December 31, 2010, $28,000 of principal and accrued interest on this note was included in Other loans payable.

On September 15, 2010, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 10% per annum on October 15, 2010. The loan was repaid in full on November 5, 2010.

On September 17, 2010, the Company signed a Promissory Note whereby the Company will repay a creditor $3,000 plus interest at 10% per annum on October 31, 2010. If the Promissory Note is not repaid by the maturity date, a $50 penalty will be assessed for each month the loan is outstanding after the maturity date. The loan was repaid in full on November 5, 2010.

Recent Issuance of Non- Restricted Securities

Employee and Consultant Retainer Stock Plan – 2008

The Company adopted a retainer stock plan on January 29 2008. The 2008 Retainer Stock Plan authorizes the issuance of a maximum of 6,000,000 shares of our common stock granted to our or our subsidiary’s employees or directors and to consultants performing work for us or our subsidiary. All of the shares issuable under the 2008 Retainer Stock Plan were registered under a Registration Statement on Form S-8. To date, 5,998,542 common shares valued at $431,631 relating to services provided have been awarded, leaving a balance of 1,458 shares which may be awarded under this plan.

During 2010, the Company issued restricted shares as compensation to key management. Juan Cubides, CEO of International Mobile Security Inc. received 1,000,000 shares, Luz Villanueva, CFO, received 1,000,000 shares and Erin Clancy received 250,000 shares, as part of 2010 compensation and sign up bonuses.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

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

Overview

Alternet Systems Inc. offers long-distance telecommunications services, mobile transaction services and internet content management solutions for the North and South American markets. In 2010, the company launched two subsidiaries in the mobile value added services markets of mobile commerce and mobile security.

Results of Operations:

Results of Operations are for the year ended December 31, 2010 compared to the year ended December 31, 2009.

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiary TekVoice Communications, Inc., and newly incorporated subsidiaries, described below.For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and majority owned subsidiaries.

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

Net Sales

For the year ending December 31, 2010, the Company had net sales of $1,301,558. During the corresponding year ended December 31, 2009, the Company had net sales of $277,551. The increase in sales is attributable to the fact that the Company began to implement its mobile commerce strategy initially selling licenses in Latin America, deemphasizing its Telecommunication Services division.

The objective of the Company’s marketing plan is to have two distinct product divisions over the next twelve months: Mobile Financial Transaction Services and Mobile Security.

Net Loss

For the year ending December 31, 2010, the Company had a net loss of $2,847,011 or ($0.08) per share, which was an increase of 315% when compared to the net loss for the corresponding year December 31, 2009 of $685,896 or $(0.03) per share. The increased loss was due primarily to the significant increase in financing costs and the costs associated with implementing the company’s strategy, as reflected by the increase in management and consulting fees, professional fees, and salaries for the year ended December 31 2010 compared to the year ended December 31, 2009. Investor relations expenses also contributed significantly to the higher net loss, due to the expensing of $630,000 of deferred compensation originally recorded in 2008.

Selling, General and Administrative Expenses

For the year ended December 31 2010 the Company incurred office and general expenses of $61,446, compared to the $32,550 incurred in the previous year ending December 31 2009. Marketing expenses for the year ending December 31 2010 increased to $89,092 from negative $2,230 for the year ending December 31 2009. Investor relations costs were $734,478 for the year ending December 31 2010, compared to $80,888 for the year ending 2009.

Management and consulting fees of $605,988 for the year ending December 31 2010 compared to the management and consulting fees of $534,266 incurred in the year ending December 31 2009. Professional fees of $262,058 were incurred in the period ending December 31 2010, an increase from the $61,657 incurred in the previous year ending December 31 2009. The increase in management consulting expense for the year ended December 31 20109 is a result of increased staffing levels compared to the corresponding year ending December 31, 2009.

Accounts payable were $1,003,828 at December 31 2010 compared to accounts payable of $171,638 at December 31 2009. Accounts receivable were $856,339 for the year ended December 31 2010 compared to $36,585 for the previous year ended December 31 2009. Both items reflect the significant increase in business and sale activity in the year.

Interest and other expenses

The Company’s bank charges and interest expense increased to $118,920 for year ended December 31, 2010 compared to $51,247 the previous year ended December 31, 2009. Financing costs of $1,096,670 for the year ending December 31, 2010 increased from $127,625 incurred in the year ended December 31, 2009 due to the increased number of convertible debentures issued by the Company during the year.

Liquidity and Capital Resources

As at December 31, 2010, the Company had $13,718 cash in the bank, shares subscriptions receivable of $4,000 and accounts receivable of $856,339. At December 31 2010, the Company had a working capital deficiency of $1,264,225. The Company is currently pursuing financing to fund ongoing operations and to pay current debts. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Plan of Operation

Over the next 12 months, the Company will be concentrating on supporting the sale of mobile financial transaction services and mobile and digital security software, and services through its subsidiaries Utiba Americas and International Mobile Security (IMS). Targeted industries include telecommunications, public utilities, government and financial services,

Mobile Financial Transaction Services

In the year 2010 the Company launched its mobile financial and mobile commerce suite of services, which it offers in equity partnership with the leading mobile financial services software developer, Utiba. Utiba Americas enjoys exclusive rights to the Utiba software platform for the Americas region, sold as a software license, or as a hosted service, also known as Software as a Service (SaaS).

Demand for our mobile financial transaction services is driven by the widespread adoption of mobile phone service and the existence of large segments of the global population which possess a mobile phone, but do not possess a bank account. The global mobile commerce industry is in its early growth and adoption stages and several successful initiatives have been launched worldwide by our competitors. We believe that as wireless usage expands the demand for our services will grow.

Sales will come from organic growth of its existing operations; however, the Company may identify strategic acquisition targets in the course of business. Sales and marketing is accomplished through the Company’s existing sales staff, who contact potential clients directly, and through agent sales, trade shows and industry associations.

The Company continuously updates its marketing material, including web presence and technical information. Particular focus will be placed on its offerings within the mobile financial and mobile commerce transaction products, targeting specific vertical industries, specifically the telecom, financial, utilities and transportation sectors.

A structured plan has been defined to close and pursue opportunities. The sales funnel includes projects in Colombia, Ecuador, Bolivia, Guatemala, Panama, Mexico, Brasil, Costa Rica, El Salvador, Honduras, Venezuela, Guyana, Haiti, Dominican Republic and the United States.

Digital and Mobile Security Software and Services

Newly launched subsidiary International Mobile Security (IMS) has finalized the acquisition of proprietary technology in early 2011 and intends to grow sales of software and security products in the global market segments of law enforcement, corporate and consumer sales. Sales efforts will be conducted in house and through value added resellers. Drivers of demand include smart phones and the newly arrived mobile tablet computers.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future. The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

Funds Required For the Next 12 Months of Operations

Based on the staffing required to properly address market demand and service customers the Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Wages/Salaries/Management Fees:	$300,000
Product Development/Intellectual Property:	$50,000
Travel	$35,000
Advertising & Marketing	$25,000
Professional Fees	$30,000
General & Administrative	$70,000
Total Monthly Expenses:	$510,000

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

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. Our company has produced significant revenue from its principal business and in fiscal years prior to December 31, 2008 was considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Our fiscal year-end is December 31.

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

In June 2009, the FASB issued SFAS No.166, Accounting for Transfers of Financial Assets, which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities, by removing the concept of special purpose entity from SFAS No.140. This statement also clarifies the objective of paragraph 9 of SFAS No.140 which is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control of transferred financial assets. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No.46(R), which is effective for financial statements issued for fiscal years beginning after November 15, 2009. This statement amends FASB Interpretation No.46(R), Consolidation of Variable Interest Entities, by requiring an entity to perform an analysis to determine whether the entity’s variable interest or interest give it a controlling financial interest in a variable interest entity. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations

In June 2009, the FASB issued SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS 162 and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement identifies the sources of accounting principles and framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States, the GAAP hierarchy. This standard did not affect the Company’s reported financial position or results of operations..

In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update identifies how companies should be reporting distributions to shareholders that offers them the ability to elect to receive the distribution in cash or an equivalent number of shares. It was determined that all distributions of shares relating to these payments should be recorded as new share issuances. This standard did not affect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Consolidation, which replaces SFAS No. 160 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update establishes the accounting and reporting guidance for non-controlling interest and changes in ownership interests of a subsidiary. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations. This standard did not affect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures, which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not affect the Company’s reported financial position or results of operations.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), which is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This standard did not have an effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), which is effective on a prospective basis for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. This standard did not have an effect on the Company’s reported financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), which for public entities, the disclosures as of the end of a reporting period are effective in financial statements issued for interim and annual periods ending on or after December 15, 2010 and for disclosures about activities that occur during a period are effective for interim and annual periods beginning on or after December 15, 2010. This update provides guidance on increasing transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This standard did not have an effect on the Company’s reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2010. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 850), which is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update provides guidance on the pro forma revenue and earnings disclosure requirements for business combinations. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), which is effective upon issuance. This update defers the effective date of the disclosures required under ASU 2010-20 to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restricting as presented in proposed ASU update: Receivables (Topic 310) Clarifications to Accounting for Troubled Debt Restructurings by Creditors. This standard did not have an effect on the Company’s reported financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO 80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alternet Systems Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Alternet Systems Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems Inc. as of December 31, 2010 and 2009, and the result of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Alternet Systems Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Alternet Systems Inc suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
March 30, 2011

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2010 and December 31, 2009

	2010	2009
ASSETS

Current Assets

Cash	$13,718	$17,854
Accounts receivable	856,339	36,585
Share subscriptions receivable	4,000	8,900
Prepaids and deposits	218,832	-
Deferred financing costs	-	30,920
Total Current Assets	1,092,889	94,259

Fixed Assets (Note 3)	2,544	4,592

TOTAL ASSETS	$1,095,433	$98,851

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	1,003,828	171,638
Wages payable	396,156	735,715
Accrued taxes	224,324	81,739
Customer deposits (Note 2)	144,000	-
Deferred income (Note 2)	142,312	-
Other loans payable (Note 4)	313,313	359,397
Due to related parties (Note 4 and 6)	133,181	82,916
Derivative liability	-	71,879
TOTAL LIABILITIES	2,357,114	1,503,284

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 5)	483	202
Additional paid-in capital	7,860,223	5,257,695
Private placement subscriptions	145,362	225,415
Obligation to issue shares	108,000	83,196
Deferred compensation (Note 7)	(79,832)	(645,181)
Deficit	(9,181,753)	(6,334,660)
	(1,147,517)	(1,413,333)
Non-controlling interest	(114,164)	8,900
TOTAL STOCKHOLDERS' DEFICIENCY	(1,261,681)	(1,404,433)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,095,433	$98,851

The accompanying notes are an integral part of these financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

December 31, 2010 and December 31, 2009

	2010	2009
REVENUE
Sales	$1,711,163	$277,551
Sales discounts	(409,605)	-
TOTAL REVENUE	1,301,558	277,551
COST OF SALES
Direct Cost of Sales	838,794	81,527
GROSS PROFIT	462,764	196,024

OPERATING EXPENSES
Bad Debt	21,055	13,894
Bank Charges and Interest	118,920	51,247
Depreciation and Amortization	1,008	2,148
Investor Relations	734,478	80,888
License Fees	1,163	299
Management and Consulting	605,988	534,266
Marketing	89,092	(2,230)
Office and General	61,446	32,550
Professional fees	262,058	61,657
Rent	49,318	26,574
Salaries	411,033	254,032
Telephone and Utilities	14,553	6,110
Travel	88,686	16,154
TOTAL OPERATING EXPENSES	2,458,798	1,077,589

NET LOSS BEFORE OTHER ITEMS	(1,996,034)	(881,565)

OTHER ITEMS
Customer fees	403	4,827
Other income/(expense)	-	(6,922)
Loss on disposal of assets	(1,411)	-
Gain on sale of investment	-	196,628
Gain on debt settlement	440,468	35,237
Financing Costs	(1,096,670)	(127,625)
Forgiveness and adjustment of old accounts payable	83,833	-
Increase (decrease) in derivative liability	(400,664)	93,524
	(974,041)	195,669

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(2,970,075)	$(685,896)

NON-CONTROLLING INTEREST	(123,064)	-

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE YEAR	$(2,847,011)	$(685,896)

BASIC NET LOSS PER SHARE	$(0.08)	$(0.03)

WEIGHTED COMMON SHARES OUTSTANDING	35,046,924	20,100,921

The accompanying notes are an integral part of these financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

December 31, 2010 and December 31, 2009

	2010	2009

OPERATING ACTIVITIES
Net Loss From Operations Attributable to Alternet Systems Inc.	$(2,847,011)	$(685,896)
Non-controlling interest	(123,064)	-
Add: Items Not Affecting Cash
Depreciation	1,008	2,148
Shares for services	440,750	36,250
Reversal of shares for services	(40,000)	(50,000)
Shares for debt	1,249,919	26,946
Loss on disposal of assets	1,411	-
Deferred compensation	565,349	226,962
Gain on sale of investment	-	196,628
Gain on debt settlement	(440,468)	-
Value of debt for share conversion features	881,891	-
Changes In Non-Cash Working Capital:
Accounts receivable	(819,754)	(14,070)
Share subscriptions receivable	4,900	(8,900)
Prepaids and deposit	(218,832)	10,169
Accounts payable and accrued charges	832,190	618,896
Wages payable	(339,559)	-
Accrued taxes	142,585	19,760
Customer deposits	144,000	-
Deferred income	142,312	-
Due to related parties	50,265	(615,414)
	(372,108)	(236,521)

INVESTING ACTIVITIES
Acquisition of fixed assets	(371)	(283)

FINANCING ACTIVITIES
Change in loans payable	394,384	180,159
Derivative liability	(71,879)	71,879
Deferred financing costs	30,920	(30,920)
Net proceeds on sale of common stock and subscriptions	15,000	25,000
Minority shares issued	-	8,900
	368,425	255,018

OTHER COMPREHENSIVE INCOME	(82)	(4,686)

NET CHANGE IN CASH DURING THE YEAR	(4,136)	13,528

CASH, BEGINNING OF YEAR	17,854	4,326

CASH, END OF YEAR	$13,718	$17,854

The accompanying notes are an integral part of these financial statements.

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Balance May 16, 2002	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for cash at $0.223 per share - May 17, 2002	448,400	448	99,552	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for services at $0.223 per share - December 31, 2002	2,394,854	2,396	531,684	-	-	-	-	-	-	-	-	534,080
Issuance of common stock for cash at $0.223 per share - December 31, 2002	156,776	157	34,805	-	-	-	-	-	-	-	-	34,962
Net Loss for the year	-	-	-	-	-	-	(88,038)	-	-	-	-	(88,038)
Balance December 31, 2002	3,000,030	3,001	666,041	-	-	-	(88,038)	-	-	-	-	581,004
Net Loss for the year	-	-	-	-	-	-	(387,426)	-	-	-	-	(387,426)
Balance December 31, 2003	3,000,030	3,001	666,041	-	-	-	(475,464)	-	-	-	-	193,578
Issuance of common stock for cash at $0.31 per share - April 30, 2004	363,669	364	112,256	-	-	-	-	-	-	-	-	112,620
Issuance of common stock for services at $0.31 per share - April 30, 2004	475,914	475	146,905	-	-	-	-	-	-	-	-	147,380
Redemption of shares	-	-	-	1,615,445	360,260	-	-	-	-	-	-	(360,260)
Issuance of common stock at $0.42 per share	-	-	148,698	(762,122)	(167,668)	-	-	-	-	-	-	316,366
Issuance of common stock for acquisition at $0.50 per share - June 30, 2004	-	-	115,321	(411,268)	(90,479)	-	-	-	-	-	-	205,800
Issuance of common stock for services at $0.50 per share - June 30, 2004	-	-	28,018	(99,919)	(21,982)	-	-	-	-	-	-	50,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for cash at $0.60 per share - September 30, 2004	33,516	34	76,917	(154,988)	(36,299)	-	-	-	-	-	-	113,250
Issuance of common stock for Services at $0.60 per share - September 30, 2004	40,471	40	92,878	(187,148)	(43,832)	-	-	-	-	-	-	136,750
Issuance of common stock for cash at $0.50 per share - September 30, 2004	204,834	205	102,295	-	-	-	-	-	-	-	-	102,500
Issuance of common stock for services at $0.50 per share - September 30, 2004	644,600	644	321,856	-	-	-	-	-	-	-	-	322,500
Issuance of common stock for cash at $0.48 per share - October 1, 2004	413,956	414	199,586	-	-	-	-	-	-	-	-	200,000
Issuance of common stock for services at $0.48 per share - October 1, 2004	150,000	150	71,850	-	-	-	-	-	-	-	-	72,000
Net Loss for the year	-	-	-	-	-	-	(1,619,425)	-	-	-	-	(1,619,425)
Balance December 31, 2004	5,326,990	5,327	2,082,621	-	-	-	(2,094,889)	-	-	-	-	(6,941)
Issuance of common stock for cash at $0.48 per share - June 30, 2005	357,477	357	172,304	-	-	-	-	-	-	-	-	172,661
Issuance of common stock for services at $0.48 per share - June 30, 2005	1,137,880	1,138	548,201	-	-	-	-	-	-	-	-	549,339
Issuance of common stock for acquisition at $0.48 per share - June 30, 2005	425,961	426	205,374	-	-	-	-	-	-	-	-	205,800
Net Loss for the year	-	-	-	-	-	-	(837,842)	-	-	-	-	(837,842)
Balance December 31, 2005	7,248,308	7,248	3,008,500	-	-	-	(2,932,731)	-	-	-	-	83,017

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for cash at $0.48 per share - June 30, 2006	594,585	595	286,676	-	-	-	-	-	-	-	-	287,271
Issuance of common stock for services at $0.48 per share - June 30, 2006	781,818	782	376,947	-	-	-	-	-	-	-	-	377,729
Issuance of common stock for services at $0.35 per share - June 30, 2006	425,961	426	146,574	-	-	-	-	-	-	-	-	147,000
Net Loss for the year	-	-	-	-	-	-	(553,314)	-	-	-	-	(553,314)
Balance December 31, 2006	9,050,672	9,051	3,818,697	-	-	-	(3,486,045)	-	-	-	-	341,703
Net Loss for the year	-	-	-	-	-	-	(320,322)	-	-	-	-	(320,322)
Balance December 31, 2007	9,050,672	9,051	3,818,697	-	-	-	(3,806,367)	-	-	-	-	21,381
Alternet Systems Inc. balance before reverse acquisition	6,278,146	63	5,136,702	-	-	231,487	(5,540,778)	(29,677)	-	256	-	(201,947)
Issued to effect reverse acquisition	4,000,000	40	21,791	-	-	-	-	-	-	-	-	21,831
Reverse acquisition recapitalization adjustment	(9,050,672)	(9,051)	(5,552,854)	-	-	-	5,540,778	-	-	(256)	-	(21,383)
Balance December 31, 2007	10,278,146	103	3,424,336	-	-	231,487	(3,806,367)	(29,677)	-	-	-	(180,118)
Stock-based compensation at $0.025 per share - January 2, 2008	4,500,000	45	112,455	-	-	-	-	-	-	-	-	112,500
Stock-based compensation at $0.025 per share - January 15, 2008	750,000	7	18,743	-	-	-	-	-	-	-	-	18,750
Stock-based compensation at $0.025 per share - January 23, 2008	75,000	1	1,874	-	-	-	-	-	-	-	-	1,875

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for services at $0.30 per share - May 23, 2008	23,542	-	7,063	-	-	-	-	-	-	-	-	7,063
Issuance of common stock for services at $0.51 per share - May 23, 2008	150,000	2	76,498	-	-	-	-	-	-	-	-	76,500
Issuance of common stock for services at $0.50 per share - June 6, 2008	100,000	1	49,999	-	-	-	-	-	-	-	-	50,000
Issuance of common stock for services at $0.42 per share - June 26, 2008	1,500,000	15	629,985	-	-	-	-	-	-	-	-	630,000
Issuance of common stock for debenture note at $0.36 per share - July 16, 2008	277,778	3	99,997	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debenture note at $0.21 per share - July 16, 2008	48,443	-	10,000	-	-	-	-	-	-	-	-	10,000
Issuance of common stock for debenture note at $0.35 per share - July 16, 2008	57,143	1	19,999	-	-	-	-	-	-	-	-	20,000
Issuance of common stock for cash at $0.35 per share - July 16, 2008	670,000	7	234,493	-	-	(234,500)	-	-	-	-	-	-
Issuance of common stock for services at $0.42 per share - July 16, 2008	500,000	5	209,995	-	-	-	-	-	-	-	-	210,000
Issuance of common stock for services at $0.42 per share - August 6, 2008	310,000	3	130,197	-	-	-	-	-	-	-	-	130,200

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for cash at $0.35 per share - August 7, 2008	14,100	-	4,930	-	-	(4,930)	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 11, 2008	241,158	2	84,403	-	-	(84,405	-	-	-	-	-	-
Issuance of common stock for cash at $0.35 per share - August 13, 2008	44,960	-	15,735	-	-	(15,735)	-	-	-	-	-	-
Issuance of common stock for services at $0.41 per share - September 16, 2008	200,000	2	81,998	-	-	-	-	-	-	-	-	82,000
Private placement subscriptions received	-	-	-	-	-	333,498	-	-	-	-	-	333,498
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	2,766	-	2,766
Increase in derivative liability	-	-	-	-	-	-	-	-	-	143,480	-	143,480
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	90,000	-	-	90,000
Services provided per term of contracts	-	-	-	-	-	-	-	(842,466)	-	-	-	(842,466)
Net loss for the year	-	-	-	-	-	-	(1,983,957	-	-	-	-	(1,983,957)
Balance December 31, 2008	19,740,270	197	5,212,700	-	-	225,415	(5,790,324	(872,143)	90,000	146,246	-	(987,909)
Issuance of common stock for cash at $0.08 per share - April 9, 2009	312,500	3	24,997	-	-	(25,000)	-	-	-	-	-	-
Issuance of common stock for services at $0.10 per share - May 5, 2009	200,000	2	19,998	-	-	-	-	-	-	-	-	20,000
Private placement subscriptions received	-	-	-	-	-	25,000	-	-	-	-	-	25,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(4,686)	-	(4,686)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	93,524	-	93,524
Services provided per term of contracts	-	-	-	-	-	-	-	226,962	-	-	-	226,962
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	16,250	-	-	16,250
Obligation to issue shares per debt settlement agreement	-	-	-	-	-	-	-	-	26,946	-	-	26,946
Subsidiary shares issued to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	8,900	8,900
Net loss for the year	-	-	-	-	-	-	(779,420)	-	-	-	-	(779,420)
Balance December 31, 2009	20,252,770	202	5,257,695	-	-	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)
Issuance of common stock for services at $0.065 per share - Jan 5, 2010	250,000	2	16,248	-	-	-	-	-	(16,250)	-	-	-
Issuance of common stock for debt at $0.065 per share - Jan 5, 2010	414,554	4	26,942	-	-	-	-	-	(26,946)	-	-	-
Issuance of common stock for debt at $0.10 per share - Feb 18, 2010	1,000,000	10	99,990	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debt at $0.13 per share - April 19, 2010	500,000	5	64,995	-	-	-	-	-	-	-	-	65,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for debt at $0.06 per share - May 5, 2010	800,000	8	49,592	-	-	-	-	-	-	-	-	49,600
Issuance of common stock for debt at $0.06 per share - May 11, 2010	769,231	8	46,146	-	-	-	-	-	-	-	-	46,154
Issuance of common stock for debt at $0.045 per share - May 12, 2010	800,000	8	35,992	-	-	-	-	-	-	-	-	36,000
Issuance of common stock for debt at $0.05 per share - May 19, 2010	611,077	6	30,548	-	-	-	-	-	-	-	-	30,554
Issuance of common stock for debt at $0.04 per share - May 20, 2010	1,600,000	16	63,984	-	-	-	-	-	-	-	-	64,000
Issuance of common stock for debt at $0.05 per share - May 21, 2010	3,266,667	33	163,300	-	-	-	-	-	-	-	-	163,333
Issuance of common stock for debt at $0.03 per share - June 1, 2010	923,680	9	27,701	-	-	-	-	-	-	-	-	27,710
Issuance of common stock for debt at $0.03 per share - June 17, 2010	7,076,297	71	212,218	-	-	-	-	-	-	-	-	212,289
Issuance of common stock for debt at $0.04 per share - July 22, 2010	3,331,604	34	133,231	-	-	-	-	-	-	-	-	133,265
Issuance of common stock for services at $0.085 per share - July October 5, 2010	3,150,000	32	267,718	-	-	-	-	-	(76,500)	-	-	191,250

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for debt at $0.14 per share - November 23, 2010	1,258,604	13	176,192	-	-	-	-	-	-	-	-	176,205
Issuance of common stock for debt at $0.14 per share - November 30, 2010	521,801	5	73,047	-	-	-	-	-	-	-	-	73,052
Issuance of common stock for debt at $0.13 per share - December 22, 2010	559,672	6	72,751	-	-	-	-	-	-	-	-	72,757
Issuance of common stock for services at $0.13 per share - December 22, 2010	500,000	5	64,995	-	-	-	-	-	-	-	-	65,000
Share subscriptions issued	633,691	6	95,047	-	-	(95,053)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	-	-	15,000	-	-	-	-	-	15,000
Value of debt for share conversion features	-	-	881,891	-	-	-	-	-	-	-	-	881,891
Services provided per term of contracts	-	-	-	-	-	-	-	749,849	-	-	-	749,849
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	(184,500)	184,500	-	-	-
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(40,000)	-	-	(40,000)
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(82)	-	(82)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	(400,664)	-	(400,664)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	(123,064)	(123,064)
Net loss for the year	-	-	-	-	-	-	(2,446,347)	-	-	-	-	(2,446,347)
Balance December 31, 2010	48,219,648	483	7,860,223	-	-	145,362	(9,016,091)	(79,832)	108,000	(165,662)	(114,164)	(1,261,681)

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to December 31, 2010

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

The consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010 the Company had a working capital deficiency of $1,264,225. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, AI Systems Group, Inc., AI Systems Group (Canada) Ltd., and TekVoice Communications, Inc. These consolidated financial statements also include the accounts of Alternet Transactions Systems, Inc. and International Mobile Security, Inc. with the minority interest of each deduced from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

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

December 31, 2010 and December 31, 2009

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

Revenue Recognition

The Company derives its revenues from the sale of licenses of software, implementation services, support services, and telecommunication services. Revenues are recognized when title transfers or services are rendered.

a)	Revenue from the sale of licenses is recognized when the title of the license transfers to the customer, which occurs once a contract has been signed.
b)	Revenue from implementation services performed is recognized upon completion of the service.
c)	Revenue from support services is recognized as earned.
d)	Revenue from telecommunications services are recognized when billed, which occurs at the end of the month the services are provided.

The Company invoices 100% of the implementation services and requires customers to pay a non-refundable deposit prior to any services being performed. The Company recognizes the customer deposit as unearned revenue until either completion of the implementation or upon the contract being cancelled at which time the revenue is recognized. The uncollected portion of the implementation invoice is recorded as customer deposits until collection has occurred, completion of the implementation services, or upon the contract being cancelled.

The Company invoices support services at the beginning of the term and recognizes the revenue over the term of the agreement.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

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

December 31, 2010 and December 31, 2009

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

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810), which replaces SFAS No. 160 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update establishes the accounting and reporting guidance for non-controlling interest and changes in ownership interests of a subsidiary. This standard did not affect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not affect the Company’s reported financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Event (Topic 855), which is effective for financial statements issued for interim and annual periods ending after June 15, 2010. This update addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

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

December 31, 2010 and December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605), which is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This standard did not have an effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310), which is effective on a prospective basis for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. This standard did not have an effect on the Company’s reported financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310), which for public entities, the disclosures as of the end of a reporting period are effective in financial statements issued for interim and annual periods ending on or after December 15, 2010 and for disclosures about activities that occur during a period are effective for interim and annual periods beginning on or after December 15, 2010. This update provides guidance on increasing transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This standard did not have an effect on the Company’s reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011 This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 850), which is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update provides guidance on the pro forma revenue and earnings disclosure requirements for business combinations. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), which is effective upon issuance. This update defers the effective date of the disclosures required under ASU 2010-20 to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restricting as presented in proposed ASU update: Receivables (Topic 310) Clarifications to Accounting for Troubled Debt Restructurings by Creditors. This standard did not have an effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

	December 30, 2010
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,702	$1,519
Computer software	72,560	71,999	561
Equipment	10,576	10,112	464
	$402,357	$399,813	$2,544

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

NOTE 3 – FIXED ASSETS (continued)

	December 31, 2009
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$328,029	$324,818	$3,211
Computer software	72,560	71,759	801
Equipment	10,576	9,996	580
	$411,165	$406,573	$4,592

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS

Convertible Debentures

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 8% per quarter and is due on May 4, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As at December 31, 2010, $122,360 of principal and accrued interest on this note was included in Due to related parties.

On January 8, 2009, the Company issued a note payable in the amount of $48,464. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $55,141 of debt into 2,542,782 common shares of the company resulting in a full repayment of the loan.

On January 8, 2009, the Company issued a note payable in the amount of $48,517. The note carries interest at the rate of 10% per annum and is due on January 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As the loan had not been repaid by the maturity date, the loan was extended and interest continued to accrue. On April 22, 2010 the Company signed a Debt Settlement Agreement with the creditor whereby the creditor agreed to receive shares in lieu of payment of the outstanding balance. Under the terms of the Debt Settlement Agreement, the creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $55,066 of debt into 1,180,846 common shares of the company resulting in a full repayment of the loan.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Convertible Debentures (continued)

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the lowest daily low price of the Company’s stock for the 30 trading days immediately preceding and including the date of conversion. During the year ended December 31, 2010, the creditor converted $50,640 of debt into 3,331,604 common shares of the company. As at December 31, 2010, $59,597 of principal and accrued interest on this note was included in Other loans payable.

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $113,750 of debt into 4,457,699 common shares of the company. As at December 31, 2010, $72,833 of principal and accrued interest on this note was included in Other loans payable.

On March 8, 2010, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at December 31, 2010, $27,292 of principal and accrued interest on this note was included in Other loans payable.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at December 31, 2010, $16,310 of principal and accrued interest on this note was included in Other loans payable.

On April 22, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $50,000 promissory note plus accrued interest calculated at 10% per annum. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the average daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $51,874 of debt into 1,703,169 common shares of the company resulting in a full repayment of the loan.

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at December 31, 2010, $106,833 of principal and accrued interest on this note was included in Other loans payable.

On June 1, 2010, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $32,000 debt. The creditor is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 20 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $32,000 of debt into 1,258,604 common shares of the company resulting in a full repayment of the loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

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

Other Loans

On October 22, 2007, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 8% per annum on November 22, 2007. As at December 31, 2010, $28,000 of principal and accrued interest on this note was included in Other loans payable.

On September 15, 2010, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 10% per annum on October 15, 2010. The loan was repaid in full on November 5, 2010.

On September 17, 2010, the Company signed a Promissory Note whereby the Company will repay a creditor $3,000 plus interest at 10% per annum on October 31, 2010. If the Promissory Note is not repaid by the maturity date, a $50 penalty will be assessed for each month the loan is outstanding after the maturity date. The loan was repaid in full on November 5, 2010.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001. As at December 31, 2010, 47,159,976 shares of common stock were issued and outstanding.

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

The Company is obligated to issue 600,000 (December 31, 2009 – 864,554) common shares valued at $108,500 (December 31, 2009 - $83,196) as at December 31, 2010 of which zero (December 31, 2009 – 450,000) shares valued at $Nil (December 31, 2009 - $56,250) are for services rendered by consultants during the year ended December 31, 2009, 600,000 shares are for services rendered by consultants during the current year, and zero (December 31, 2009 - 414,554) shares valued at $Nil (December 31, 2009 - $26,946) are for a debt settlement agreed on October 1, 2009. During the year ended December 31, 2010, a liability to issued 200,000 (December 31, 2009 - 100,000) shares valued at $40,000 (December 31, 2009 - $50,000) owed to one consultant was reversed to consulting fees as the consultant had not performed the services in accordance with the contract.

During the year ended December 31, 2009, the Company issued 312,500 shares valued at $25,000 for cash received during the three months ended March 31, 2009 and 200,000 shares valued at $20,000 for services to be rendered over a one year period.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

NOTE 5 – CAPITAL STOCK (continued)

During the year ended December 31, 2010, the Company issued 250,000 shares valued at $16,250 for services rendered during the year ended December 31, 2009, 3,650,000 shares valued at $332,750 for services rendered during the year ended December 31, 2010, 23,433,187 shares valued at $1,276,865 for debt settlement and convertible debenture agreements, and 633,691 shares valued at $95,053 for share subscriptions previously received. As at December 31, 2010, the Company has $145,362 (December 31, 2009 - $225,415) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at December 31, 2010 or December 31, 2009 were not used to compute the total weighted average shares outstanding as at December 31, 2010 or December 31, 2009 respectively and were thus not used in the basic net loss per share calculation.

NOTE 6 - RELATED PARTY TRANSACTIONS

As at December 31, 2010, a total of $450,647 (2009 - $566,714) was payable to directors and officers of which $388,869 (2009 -$528,597) was non-interest bearing and had no specific terms of repayment and $122,360 (2009 - $38,117) relates to a convertible debenture detailed in Note 4. Of the amount payable, $40,388 (2009 - $Nil) was included in accounts payable for expense reimbursements and $340,660 (2009 - $484,684) was included in wages payable for accrued fees.

During the year ended December 31, 2010, the company expensed a total of $847,610 (2009 - $424,668) in consulting fees, investor relations, and salaries paid to directors and officers of the Company. Of the amounts incurred, $373,394 (2009 -$424,668) was accrued and $474,216 (2009 - $Nil) was paid in cash. In addition, $630,000 of deferred compensation relating to shares issued in June 2008 to a director of the Company was expensed to investor relations.

During the year ended December 31, 2010, the company issued 3,010,087 shares of the Company’s common stock valued at $90,303 to two directors of the Company and 1,836,890 shares of the Company’s common stock valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

NOTE 7 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As at December 31, 2010, the contract with the consultant expired. The total $630,000 has been expensed to investor relations.

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

On January 5, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 300,000 shares of the Company’s common stock originally valued at $19,500. This amount is being expensed over the life of the contract. The shares were issued on October 5, 2010 resulting in an increase in the value in $6,000 to $25,500.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and December 31, 2009

NOTE 7 – DEFERRED COMPENSATION (continued)

On July 1, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 1,200,000 shares of the Company’s common stock valued at $159,000 of which 900,000 shares are to be issued by September 30, 2010 and 300,000 shares are to be issued by December 31, 2010. As at December 31, 2010, 600,000 shares had been issued. As 600,000 shares were not issued by December 31, 2010, the stated value is subject to change.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the year ended December 31, 2010, the Company expensed $749,849 (2009 - $263,212) relating to the above contracts. At December 31, 2010, the unamortized portion of the deferred compensation totalled $108,000 (2009 - $645,181). The shares issued were all valued at their market price on the date of issuance.

NOTE 8 – LAWSUITS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2010, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2010, the full amount has been accrued and is included in accounts payable.

NOTE 9 – COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified in order to conform with the current year’s presentation.

NOTE 10 – SUBSEQUENT EVENTS

a)

On January 3, 2011, the Company entered into a consulting agreement with a consultant to provide business development and investor relation services to the Company for a term of three months for 1,500,000 shares. On January 17, 2011, the Company terminated the contract with consultant.

b)	On January 28, 2011, the Company issued 500,000 common shares of the Company for $15,000 of subscriptions previously received.

c)	On February 25, 2011, the Company issued 1,220,363 common shares of the Company to a creditor for the conversion of debt valued at $72,833.

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

     No reports of PK on the Registrant’s financial statements for the past two fiscal years, specifically the fiscal years ended December 31, 2007 and 2008 and through March 24, 2010, contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

As of December 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Term of Office*1*2
Henryk Dabrowski	President, Chairman and Director	Expires at next AGM
Fabio Alvino	Director	Expires at next AGM
Robin Bjorklund	Director	Expires at next AGM

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

Henryk Dabrowski, President and Chairman

Mr Dabrowski has over 21 years of experience in the information technology, data network and telecommunications industries.

After co-founding and growing multi-million dollar integrations firm, RKM IT of Venezuela, Mr Dabrowski served as COO/President of Vox2Vox Communications in Miami, a multi-million dollar IP telecommunications and value added services company, with presence in three continents and eight countries. Vox2Vox was part of Ella Cisneros Communications Holdings (ECC Holdings).

After Vox2Vox he served as President of TekVoice Communications Inc., a Miami FL – based Voice over IP telecommunications company, which merged with Alternet Systems Inc. in 2008.

Mr. Dabrowski has extensive experience in Northern, Central and Southern American markets and Europe; he is fluent in 4 languages and holds a MBA from Universidad Metropolitana.

Fabio Alvino, Director Mr. Alvino has over 30 years of international entrepreneurship and management experience in the information technology, multimedia and business and information consulting industries. He has been involved in large project management and deployment experience in multi country and disciplinary teams. He has also been involved in successful founding and selling of multiple companies in the multimedia and internet consulting industries.

Robin Bjorklund, Director,

Mr. Bjorklund has an extensive background in building successful multi-million dollar companies from start-up to profitability. Over the past 5 years he has worked as a venture capitalist and as a consultant with Alternet Systems Inc.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and principal position	Year	Annual Compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying options/ SARs (#)	LTIP payouts ($)	All other Compensation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Henryk Dabrowski President and Chairman	2010 2009	140,000 140,000	70,000 0	0 0	0 0	0 0	0 0	0 0
Fabio Alvino Director	2010 2009	130,000 120,000	65,000 0	0 0	0 0	0 0	0 0	0 0
Robin Bjorklund Director	2010 2009	102,000 102,000	0 0	0 0	0 0	0 0	0 0	0 0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Nomination Process

As of December 31, 2010, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our company does not have an audit committee.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 28, 2011 (49,940,011) shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street Miami, FL 33143	President, Director	4,458,817	8.92%
Fabio Alvino 2627 S. Bayshore Drive, Apt. 1501 Miami, FL 33133	Vice President of Business Development	2,735,898	5.48%
Robin Bjorklund 473-1027 Davie Street Vancouver BC V6E 4L2	Director	4,155,670	8.32%
Directors, Officers and 5% stockholders in total		11,350,385

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

At December 31, 2010, a total of $450,647 (December 2009 - $566,714) was payable to directors. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

During the year, the company has expensed for a total $847,610 (2009 - $424,668) in consulting fees, investors relations and salaries to related parties.

Of the amounts incurred to directors and officers, $373,394 (2009 - $424,668) was accrued and $474,216 (2009 - $Nil) paid in cash.

During the year ended December 31, 2010, the Company issued 3,010,087 common shares valued at $90,303 to two directors of the Company and 1,836,890 common shares valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

Director Independence

We currently act with three (3) directors, consisting of Henryk Dabrowski, Fabio Alvino and Robin Bjorklund. From inception to present date, we believe that the members of our board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$ 46,670	$40,000
Audit Related Fees	$660	$24,500

	Year Ended
	December 31, 2010	December 31, 2009
Tax Fees	$ 3,500	$6,500
All Other Fees	Nil	Nil
Total	$ 50,830	$70,000

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
March 29, 2011

By: /s/ Luz Villanueva
Luz Villanueva, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Luz Villanueva
Henryk Dabrowski, President	Luz Villanueva, Secretary,Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
March 29, 2011	Officer)
March 29, 2011