Form 10-Q
period 2011-03-31
ALTERNET SYSTEMS INC
filed 2011-05-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13th, 2010
Common Stock, $0.00001 par value per share	58,501,988 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended March, 31st 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

     ALTERNET SYSTEMS INC.
(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2011

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

As at March 31, 2011 and December 31, 2010

		December
	March 31,	31,
	2011	2010
ASSETS

Current Assets
Cash	$122,098	$13,718
Accounts receivable	718,068	856,339
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	199,988	218,832
Total Current Assets	1,044,154	1,092,889

Fixed Assets (Note 3)	2,365	2,544

Intellectual property (Note 4)	100,000	-

TOTAL ASSETS	$1,146,519	$1,095,433

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$1,017,821	$1,003,828
Wages payable	639,000	396,156
Accrued taxes	234,080	224,324
Customer deposits (Note 2)	184,200	144,000
Deferred income (Note 2)	162,488	142,312
Other loans payable (Note 5)	244,878	313,313
Due to related parties (Note 5 and 7)	280,244	133,181
TOTAL LIABILITIES	2,762,711	2,357,114

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 6)	500	483
Additional paid-in capital	8,064,362	7,860,223
Private placement subscriptions	130,362	145,362
Obligation to issue shares	178,000	108,000
Deferred compensation (Note 8)	(19,498)	(79,832)
Deficit	(9,731,263)	(9,181,753)
	(1,377,537)	(1,147,517)
Non-controlling interest	(238,655)	(114,164)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,616,192)	(1,261,681)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,146,519	$1,095,433

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2011	2010
REVENUE
Sales	$24,467	$46,365
COST OF SALES
Direct Cost of Sales	27,493	17,492
GROSS PROFIT	(3,026)	28,873

OPERATING EXPENSES
Bad Debt	3,023	-
Bank Charges and Interest	18,580	1,118
Depreciation and Amortization	179	252
Financing Costs	-	145,357
Investor Relations	40,095	25,150
Management and Consulting	140,917	102,032
Marketing	1,800	-
Office and General	5,076	12,399
Professional fees	39,806	6,181
Rent	17,623	3,136
Salaries	245,901	30,667
Telephone and Utilities	4,739	774
Travel	37,009	31,106
TOTAL OPERATING EXPENSES	554,748	358,172

NET LOSS BEFORE OTHER ITEMS	(557,774)	(329,299)

OTHER ITEMS
Customer fees	96	192
Loss on disposal of assets	-	(1,411)
Gain (Loss) on debt settlement	-	(85,000)
Increase (decrease) in derivative liability	(116,323)	89,071

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(674,001)	$(326,447)

NON-CONTROLLING INTEREST	(124,491)	-

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(549,510)	$(326,447)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED COMMON SHARES OUTSTANDING	47,984,562	21,432,233

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three	Three
	months	months
	ended	ended
	March 31,	March 31,
	2011	2010

OPERATING ACTIVITIES
Net Loss From Operations Attributable to Alternet Systems Inc.	$(549,510)	$(326,447)
Non-controlling interest	(124,491)	-
Add: Items Not Affecting Cash
Depreciation	179	252
Shares for services	70,000	19,500
Shares for debt	189,156	150,000
Loss on disposal of assets	-	1,411
Deferred compensation	60,334	(10,896)
(Gain) Loss on debt settlement	-	85,000
Value of debt for share conversion features	-	76,669
Changes In Non-Cash Working Capital:
Accounts receivable	138,271	781
Prepaids and deposit	18,844	(7,673)
Accounts payable and accrued charges	13,993	98,212
Wages payable	242,844	-
Accrued taxes	9,756	8,405
Customer deposits	40,200	-
Deferred income	20,176	-
Due to related parties	147,063	(74,670)
	276,815	20,544

INVESTING ACTIVITIES
Acquisition of fixed assets	-	(371)
Acquisition of intellectual property	(100,000)	-
	(100,000)	(371)

FINANCING ACTIVITIES
Change in loans payable	(68,435)	(9,731)
Derivative liability	-	(40,993)
Deferred financing costs	-	18,513
	(68,435)	(32,211)

OTHER COMPREHENSIVE INCOME	-	1,287

NET CHANGE IN CASH DURING THE PERIOD	108,380	(10,751)

CASH, BEGINNING OF PERIOD	13,718	17,854

CASH, END OF PERIOD	$122,098	$7,103

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest		Total
Issuance of common stock for debt at $0.14 per share - November 23, 2010	1,258,604	13	176,192	-	-	-	-	-	-	-	-		176,205
Issuance of common stock for debt at $0.14 per share - November 30, 2010	521,801	5	73,047	-	-	-	-	-	-	-	-		73,052
Issuance of common stock for debt at $0.13 per share - December 22, 2010	559,672	6	72,751	-	-	-	-	-	-	-	-		72,757
Issuance of common stock for services at $0.13 per share - December 22, 2010	500,000	5	64,995	-	-	-	-	-	-	-	-		65,000
Share subscriptions issued	633,691	6	95,047	-	-	(95,053)	-	-	-	-	-		-
Private placement subscriptions received	-	-	-	-	-	15,000	-	-	-	-	-		15,000
Value of debt for share conversion features	-	-	881,891	-	-	-	-	-	-	-	-		881,891
Services provided per term of contracts	-	-	-	-	-	-	-	749,849	-	-	-		749,849
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	(184,500)	184,500	-	-		-
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(40,000)	-	-		(40,000)
Foreign exchange translation adjustment Increase (decrease) in	-	-	-	-	-	-	-	-	-	(82)	-
												(82)

derivative liability	-	-	-	-	-	-	-	-	-	(400,664)	-		(400,664)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	(123,064)		(123,064)
Net loss for the year	-	-	-	-	-	-	(2,446,347)	-	-	-	-		(2,446,347)
Balance December 31, 2010	48,219,648	483	7,860,223	-	-	145,362	(9,016,091)	(79,832)	108,000	(165,662)	(114,164)		(1,261,681)

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to March 31, 2011

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for debt at $0.155 per share - February 25, 2011	1,220,363	12	189,144	-	-	-	-	-	-	-	-	189,156
Share subscriptions issued	500,000	5	14,995	-	-	(15,000)	-	-	-	-	-	-
Services provided per term of contracts	-	-	-	-	-	-	-	30,334	-	-	-	30,334
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	30,000	(30,000)	-	-	-
Obligation to issue shares per employment agreement	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	(116,323)	-	(116,323)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	(124,491)	(124,491)
Net loss for the year	-	-	-	-	-	-	(433,187)	-	-	-	-	(433,187)
Balance March 31, 2011	49,940,011	500	8,064,362	0	0	130,362	(9,449,278)	(19,498)	178,000	(281,985)	(238,655)	(1,616,192)

The accompanying notes are an integral part of these financial statements

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

In July 2009, the Company purchased 51% of the outstanding shares of Alternet Transactions Systems, Inc. (“ATS”), a company incorporated in the State of Florida on July 29, 2009, for $5,100. ATS is doing business as Utiba Americas.

In September 2009, the Company purchased 60% of the outstanding shares of International Mobile Security, Inc. (“IMS”), a company incorporated in the State of Florida on September 17, 2009, for $6,000.

In January 2010, AI Systems Group (Canada) Inc. was dissolved. All transactions incurred from January 1, 2010 to January 11, 2010 have been included in these interim financial statements.

In January 2011, International Mobile Security Inc. (IMS) purchased intellectual property assets of Data Enforce and Mr. Alvaro Ramirez.

In February 2011, International Mobile Security Inc. (IMS) purchased 100% of the outstanding shares of Megatecnica, S.A., a company incorporated in Panama.

The consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011 the Company had a working capital deficiency of $1,718,557. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated interim financial statements include the accounts of the following companies:

  Alternet Systems Inc.
  AI Systems Group, Inc., a wholly owned subsidiary of Alternet
  AI Systems Group (Canada), Inc., a wholly owned subsidiary of AI Systems Group, Inc
  Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
  Alternet Transactions Systems, Inc., a subsidiary of Alternet
  International Mobile Security, Inc, a subsidiary of Alternet
  Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.

The minority interests of ATS, IMS, and IMS’s wholly owned subsidiary Megatecnica, S.A., have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

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

Intellectual Property – The Company accounts for its intellectual property in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under the provisions of SFAS 142, intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
The Company derives its revenues from the sale of licenses of software, implementation services, support services, and telecommunication services. Revenues are recognized when title transfers or services are rendered.

a)	Revenue from the sale of licenses is recognized when the title of the license transfers to the customer
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

In April 2011, the FASB issued ASU 2011-03, Transfers and Service Pricing (Topic 860), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update provides on the accounting for repurchase agreements (repos) and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

	March 31, 2011
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,816	$1,405
Computer software	72,560	72,041	519
Equipment	10,576	10,135	441
	$402,357	$399,992	$2,365

	December 30, 2010
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,702	$1,519
Computer software	72,560	71,999	561
Equipment	10,576	10,112	464
	$402,357	$399,813	$2,544

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual property. As at March 31, 2011, the Company has $68,900 included in accounts payable and accrued charges in relation to this agreement.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS

Convertible Debentures

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 8% per quarter and is due on May 4, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As at March 31, 2011, $129,741 (December 31, 2010 -$122,360) of principal and accrued interest on this note was included in Due to related parties.

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

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Convertible Debentures (continued)

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

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the lowest daily low price of the Company’s stock for the 30 trading days immediately preceding and including the date of conversion. During the year ended December 31, 2010, the creditor converted $50,640 of debt into 3,331,604 common shares of the company. As at March 31, 2011, $61,293 (December 31, 2010 - $59,597) of principal and accrued interest on this note was included in Other loans payable.

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $113,750 of debt into 4,457,699 common shares of the company. During the period ended March 31, 2011, the creditor converted $72,833 of debt into 1,220,363 common shares of the company resulting in a full repayment of the loan.

On March 8, 2010, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at March 31, 2011, $28,042 (December 31, 2010 - $27,292) of principal and accrued interest on this note was included in Other loans payable.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at March 31, 2011, $16,760 (December 31, 2010 - $16,310) of principal and accrued interest on this note was included in Other loans payable.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Convertible Debentures (continued)

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

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at March 31, 2011, $109,333 (December 31, 2010 - $106,833) of principal and accrued interest on this note was included in Other loans payable.

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

Other Loans

On October 22, 2007, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 8% per annum on November 22, 2007. As at March 31, 2011, $$27,000 (December 31, 2010 -$28,000) of principal and accrued interest on this note was included in Other loans payable.

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

On January 25, 2011, the Company signed a Promissory Note whereby the Company will repay a director $20,000 plus interest at 10% per annum on April 25, 2011. As at March 31, 2011, $20,356 of principal and accrued interest on this note was included in Due to related parties.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Other Loans (continued)

On February 9, 2011, the Company signed a Promissory Note whereby the Company will repay a director $5,000 plus interest at 10% per annum on May 9, 2011. As at March 31, 2011, $5,068 of principal and accrued interest on this note was included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company will repay a director $8,988 plus interest at 10% per annum on May 11, 2011. As at March 31, 2011, $9,106 of principal and accrued interest on this note was included in Due to related parties.

On March 2, 2011, the Company signed a Promissory Note whereby the Company will repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. As at March 31, 2011, $103,152 of principal and accrued interest on this note was included in Due to related parties.

NOTE 6 – CAPITAL STOCK

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

The Company is obligated to issue 1,600,000 (December 31, 2010 – 600,000) common shares valued at $178,000 (December 31, 2010 - $108,500) as at March 31, 2011 of which 600,000 shares are for services rendered by consultants during the year ended December 31, 2010 and 1,000,000 shares are in accordance with an employment agreement. During year ended December 31, 2010, a liability to issue 200,000 shares valued at $40,000 owed to one consultant was reversed to consulting fees as the consultant had not performed the services in accordance with the contract.

During the year ended December 31, 2010, the Company issued 250,000 common shares valued at $16,250 for services rendered during the year ended December 31, 2009, 3,650,000 common shares valued at $332,750 for services rendered during the year ended December 31, 2010, 23,433,187 common shares valued at $1,276,865 for debt settlement and convertible debenture agreements, and 633,691 common shares valued at $95,053 for share subscriptions previously received.

During the three months ended March 31, 2011, the Company issued 500,000 common shares valued at $15,000 for share subscriptions previously received and 1,220,363 common shares valued at $189,156 for debt settlement and convertible debenture agreements.

As at March 31, 2011, the Company has $130,362 (December 31, 2010 - $145,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at March 31, 2011 or December 31, 2010 were not used to compute the total weighted average shares outstanding as at March 31, 2011 or December 31, 2010 respectively and were thus not used in the basic net loss per share calculation.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at March 31, 2011, a total of $831,309 (December 31, 2010 - $450,647) was payable to directors and officers of which $566,785 (December 31, 2010 - $388,869) was non-interest bearing and had no specific terms of repayment, $129,741 (December 31, 2010 - $122,360) relates to a convertible debenture detailed in Note 5, and $134,783 (December 31, 2010 - $Nil) relates to a loan detailed in Note 5. Of the amount payable, $55,642 (December 31, 2010 - $40,388) was included in accounts payable for expense reimbursements and $483,123 (December 31, 2010 -$340,660) was included in wages payable for accrued fees.

During the three months ended March 31, 2011, the company expensed a total of $161,550 (December 31, 2010 -$847,610) in consulting fees, investor relations, and salaries paid to directors and officers of the Company. Of the amounts incurred, $153,950 (December 31, 2010 - $373,394) has been accrued and $7,600 (December 31, 2010 -$474,216) has been paid in cash. In addition, during the year ended December 31, 2010, $630,000 of deferred compensation relating to shares issued in June 2008 to a director of the Company was expensed to investor relations.

During the year ended December 31, 2010, the company issued 3,010,087 shares of the Company’s common stock valued at $90,303 to two directors of the Company and 1,836,890 shares of the Company’s common stock valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

NOTE 8 – DEFERRED COMPENSATION

On June 26, 2008, 1,500,000 common shares valued at $630,000 were issued to a consultant pursuant to a contract with certain terms and benchmarks. As at December 31, 2010, the contract with the consultant expired at which time the total $630,000 had been expensed to investor relations.

On October 15, 2008, the Company entered into agreement with a consultant for a one-year term whereby the consultant will provide consulting services to the Company in exchange for 200,000 shares of the Company’s common stock. As of December 31, 2008, 200,000 common shares valued at $40,000 were recorded as obligation to issue shares during the year. This amount was expensed over the life of the contract. During the year ended December 31, 2010, the Company reversed the obligation to issue shares against the consulting fees previously expensed as the shares will not be issued and the services were never received.

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

On January 5, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 300,000 shares of the Company’s common stock originally valued at $19,500. This amount is being expensed over the life of the contract. The shares were issued on October 5, 2010 resulting in an increase in the value of $6,000 to $25,500.

On July 1, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 1,200,000 shares of the Company’s common stock valued at $159,000 of which 900,000 shares are to be issued by September 30, 2010 and 300,000 shares are to be issued by December 31, 2010. As at March 31, 2011, 600,000 shares had been issued. The remaining 600,000 shares were issued on April 21, 2011, resulting in a decrease in the value of $30,000 to $129,000.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the three months ended March 31, 2011, the Company expensed $30,334 (December 31, 2010 -$749,849) relating to the above contracts. At March 31, 2011, the unamortized portion of the deferred compensation totalled $19,500 (December 31, 2010 - $79,832). The shares issued were all valued at their market price on the date of issuance.

NOTE 9 – LAWSUITS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at March 31, 2011, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at March 31, 2011, the full amount has been accrued and is included in accounts payable.

NOTE 10 – SUBSEQUENT EVENTS

a)	In April 2011, the Company received $100,000 from an investor for a share subscription agreement.

b)	On April 12, 2011, the Company issued 853,163 common shares of the Company to a creditor for the conversion of debt valued at $61,428.

c)	On April 19, 2011, the Company issued 250,000 common shares of the Company to two consultants in accordance with a consulting agreement signed on March 29, 2011.

d)	On April 19, 2011, the Company issued 39,000 common shares of the Company to repay $2,925 of accounts payable recorded as at March 31, 2011.

e)

On April 19, 2011, the Company issued 1,420,000 common shares of the Company to a consultant in accordance with a consulting agreement previously entered into. The consultant is a director of the Company.

f)	On April 21, 2011, the Company issued 444,079 common shares of the Company to a creditor to settle $27,000 of debt in accordance with a Debt Settlement agreement signed on March 7, 2011.

g)	On May 3, 2011, the Company issued 39,000 common shares of the Company to repay $2,925 of accounts payable recorded as at March 31, 2011.

h)	On May 3, 2011, the Company issued 1,361,113 common shares of the Company to a director of the Company in accordance with a Compensation Settlement agreement signed on April 26, 2011.

i)

On May 3, 2011, the Company issued 1,000,000 common shares of the Company to an officer of the Company and 500,000 common shares of the Company to an employee of the Company in accordance with two separate employment agreements. The 1,000,000 common shares have been included in Obligation to issue shares as at March 31, 2011.

j)	On May 9, 2011, the Company signed a Debt Settlement agreement with a creditor to settle $136,252 of debt for 2,265,207 common shares of the Company.

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

Three Months Ended March, 31st 2011 Compared to the Three Months Ended March, 31st 2010

Net Sales

For the three months ended March, 31st 2011, the Company had $24,467 in sales compared to $46,365 for the corresponding period in 2010. The decrease in sales resulted from delays in proposal closing and timing factors of qualified prospects of sales of mobile commerce license software in the same period by Alternet Transaction Systems, DBA Utiba Americas, an Alternet majority owned subsidiary, as well as revenue recognition of executed contracts. VoIP telephony sales in the Company’s subsidiary, TekVoice Inc., continued to decline.

Gross Profit

Gross profit presented a loss of $3,026 in the three months ending March, 31st 2011 compared to a gross profit of $28,873 in the three month period ending March, 31st 2010. This represents a decrease in gross profit for the period of $31,899.

Selling, General and Administrative Expenses

For the three months ended March 31 2011, the Company had office and general expenses of $5,076, marketing expenses of $18,000, management and consulting fees of $140,917, professional fees of $39,806 and rent of $17,623.

For the corresponding period in 2010 the Company incurred office and general expenses of $12,399; marketing expenses of $0; management and consulting fees of $102,032; $6,181 in professional fees and $3136 in rent.

Accounts payable totaled $1,017,821 and accounts receivable were $718,068 at March, 31st 2011

Net Loss

For the three months ended March, 31st 2011, the Company had a net loss of $549,510 or $(0.01) per share, which was an increase of 68.3% when compared to the net loss for the corresponding period to March, 31st 2010 of $326,447 or $(0.02) per share. The increased loss was primarily due to increased operating expenses during the period ending March, 31st 2011.

Interest and other expenses

For the three months ended March, 31st 2011, the Company had interest expenses of $18,580 compared with $1,118 for the corresponding period to March, 31st 2010.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $1,044,154 as at March, 31st 2011. The Company also had a net loss of $549,510 during the three months ended March, 31st 2011.

The Company had a working capital deficiency of $1,718,557 at March, 31st 2011. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its TekVoice, Alternet Transaction Systems (DBA Utiba Americas), and International Mobile Security (IMS), products and services.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March, 31st 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 16 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11 2009 for breach of contract. As at March, 31st 2010 no amounts have been accrued as the result of the lawsuit is not determinable at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, the Company issued 1,220,363 shares valued at $189,156 for debt settlement and convertible debenture agreements, and 500,000 shares valued at $15,000 for share subscriptions previously received. As at March 31, 2011, the Company has $130,362 (December 31, 2010 - $145,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant has not filed any reports on Form 8K during the period ending March 31 2011 and one subsequent to the period on April, 6th 2011.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10- SB filed on September 28, 2000).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).
3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)
3.4.1	By-Laws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)
14.1	Code of Business Conduct
31.1	Section 302 Certifications - CEO
31.2	Section 302 Certifications - CFO
32.1	Section 906 Certifications - CEO
32.2	Section 906 Certifications - CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By: /s/ Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
May, 13th 2011

By: /s/ Michael Viadero

Michael Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
May, 13th 2011