Form 10-Q
period 2011-06-30
ALTERNET SYSTEMS INC
filed 2011-08-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $0.00001 par value per share	67,978,599 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

As at June 30, 2011 and December 31, 2010

		(Audited)
	June 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$206,824	$13,718
Accounts receivable	630,532	856,339
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	229,444	218,832
	1,070,800	1,092,889
Fixed Assets (Note 3)	109,369	2,544
Intellectual property (Note 4)	100,000	-

TOTAL ASSETS	$1,280,169	$1,095,433

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$682,527	$1,003,828
Wages payable	304,824	396,156
Accrued taxes	316,513	224,324
Customer deposits (Note 2)	184,200	144,000
Deferred income (Note 2)	189,833	142,312
Other loans payable (Note 5)	286,576	313,313
Due to related parties (Note 5 and 8)	153,906	133,181
Current portion of capital lease (Note 6)	35,856	-
	2,154,235	2,357,114
Capital lease (Note 6)	36,987	0
TOTAL LIABILITIES	2,191,222	2,357,114

STOCKHOLDERS' DEFICIENCY
Capital Stock (Note 7)	617	483
Additional paid-in capital	9,599,733	7,860,223
Private placement subscriptions	323,862	145,362
Obligation to issue shares	25,000	108,000
Deferred compensation (Note 9)	(21,250)	(79,832)
Deficit	(10,430,794)	(9,181,753)
	(502,832)	(1,147,517)
Non-controlling interest	(408,221)	(114,164)
TOTAL STOCKHOLDERS' DEFICIENCY	(911,053)	(1,261,681)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,280,169	$1,095,433

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three
	months	months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
REVENUE
Sales	$52,377	51,239	$76,844	$97,604
COST OF SALES
Direct cost of sales	23,155	15,872	50,648	33,364
GROSS PROFIT	29,222	35,367	26,196	64,240

OPERATING EXPENSES
Bad debt	-	-	3,023	-
Bank charges and interest	16,051	19,553	34,631	20,671
Depreciation and amortization	8,862	252	9,041	504
Financing costs	-	759,652	-	905,009
Interest on capital leases	1,971	-	1,971	-
Investor relations	315	25,430	40,410	50,580
Licenses, dues, and insurance	2,732	-	2,732	825
Management and consulting	192,813	89,216	333,730	191,248
Marketing	3,500	-	5,300	-
Office and general	17,217	44,347	22,293	56,746
Professional fees	69,251	36,093	109,057	42,274
Rent	18,683	11,130	36,306	14,266
Salaries	324,029	47,800	569,930	78,467
Telephone and utilities	5,562	5,980	10,301	6,754
Travel	46,270	27,063	83,279	58,169
TOTAL OPERATING EXPENSES	707,256	1,066,516	1,262,004	1,425,513

NET LOSS BEFORE OTHER ITEMS	(678,034)	(1,031,149)	(1,235,808)	(1,361,273)

OTHER ITEMS
Customer fees	70	58	166	250
Other income/(expense)	2,231	-	2,231	-
Loss on disposal of assets	-	-	-	(1,411)
Gain (Loss) on debt settlement	(143,953)	254,172	(143,953)	169,172
Increase (decrease) in derivative liability	(49,411)	19,416	(165,734)	108,487

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(869,097)	$(757,503)	$(1,543,098)	$(1,084,775)

NON-CONTROLLING INTEREST	(169,566)	(28,108)	(294,057)	(91,994)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(699,531)	$(729,395)	$(1,249,041)	$(992,781)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.03)	$(0.02)	$(0.04)

WEIGHTED COMMON SHARES OUTSTANDING	56,405,558	28,132,495	52,745,186	24,800,873

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
OPERATING ACTIVITIES
Net Loss From Operations Attributable to Alternet Systems Inc.	$(1,249,041)	$(992,781)
Non-controlling interest	(294,057)	(91,994)
Add: Items Not Affecting Cash
Depreciation	9,041	504
Shares for services	310,500	19,500
Reversal of shares for services	-	(40,000)
Shares for debt	831,144	783,678
Loss on disposal of assets	-	1,411
Deferred compensation	58,582	(1,958)
(Gain) Loss on debt settlement	143,953	(169,172)
Value of debt for share conversion features	-	727,346
Changes In Non-Cash Working Capital:
Accounts receivable	225,807	8,615
Prepaids and deposit	(10,612)	(6,480)
Accounts payable and accrued charges	(465,254)	(507,947)
Wages payable	(91,332)	-
Accrued taxes	92,189	52,849
Customer deposits	40,200	-
Deferred income	47,521	-
Due to related parties	20,725	(77,671)
	(330,634)	(294,100)

INVESTING ACTIVITIES
Acquisition of fixed assets	(115,866)	(371)
Acquisition of intellectual property	(100,000)	-
	(215,866)	(371)

FINANCING ACTIVITIES
Change in loans payable	(26,737)	211,364
Change in capital leases	72,843	-
Derivative liability	-	75,372
Deferred financing costs	-	(6,196)
Net proceeds on sale of common stock and subscriptions	693,500	15,000
	739,606	295,540

OTHER COMPREHENSIVE INCOME	-	(82)

NET CHANGE IN CASH DURING THE PERIOD	193,106	987

CASH, BEGINNING OF PERIOD	13,718	17,854

CASH, END OF PERIOD	$206,824	$18,841

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2011

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

For the Period from May 16, 2002 (Inception) to June 30, 2011

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

For the Period from May 16, 2002 (Inception) to June 30, 2011

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

For the Period from May 16, 2002 (Inception) to June 30, 2011

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

For the Period from May 16, 2002 (Inception) to June 30, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2011

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	-	(4,686)	-	(4,686)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	93,524	-	93,524
Services provided per term of contracts	-	-	-	-	-	-	-	226,962	-	-	-	226,962
Reversal of obligation to issue shares	-	-	-	-	-	-	-	-	(50,000)	-	-	(50,000)
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	16,250	-	-	16,250
Obligation to issue shares per debt settlement agreement	-	-	-	-	-	-	-	-	26,946	-	-	26,946
Subsidiary shares issued to non-controlling interest	-	-	-	-	-	-	-	-	-	-	8,900	8,900
Net loss for the year	-	-	-	-	-	-	(779,420)	-	-	-	-	(779,420)
Balance December 31, 2009	20,252,770	202	5,257,695	-	-	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)
Issuance of common stock for services at $0.065 per share - Jan 5, 2010	250,000	2	16,248	-	-	-	-	-	(16,250)	-	-	-
Issuance of common stock for debt at $0.065 per share - Jan 5, 2010	414,554	4	26,942	-	-	-	-	-	(26,946)	-	-	-
Issuance of common stock for debt at $0.10 per share - Feb 18, 2010	1,000,000	10	99,990	-	-	-	-	-	-	-	-	100,000
Issuance of common stock for debt at $0.13 per share - April 19, 2010	500,000	5	64,995	-	-	-	-	-	-	-	-	65,000
Issuance of common stock for debt at $0.06 per share - May 5, 2010	800,000	8	49,592	-	-	-	-	-	-	-	-	49,600

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2011

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

For the Period from May 16, 2002 (Inception) to June 30, 2011

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2011

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for debt at $0.155 per share - February 25, 2011	1,220,363	12	189,144	-	-	-	-	-	-	-	-	189,156
Issuance of common stock for debt at $0.13 per share - April 12, 2011	2,214,276	22	287,834	-	-	-	-	-	-	-	-	287,856
Issuance of common stock for debt at $0.13 per share - April 19, 2011	1,498,000	15	194,726	-	-	-	-	-	-	-	-	194,741
Issuance of common stock for services at $0.13 per share - April 19, 2011	250,000	3	32,497	-	-	-	-	-	-	-	-	32,500
Issuance of common stock for debt at $0.13 per share - April 21, 2011	444,079	4	57,726	-	-	-	-	-	-	-	-	57,730
Issuance of common stock for services at $0.13 per share - April 21, 2011	600,000	6	77,994	-	-	-	-	-	(78,000)	-	-	-
Issuance of common stock for services at $0.12 per share - May 3, 2011	1,500,000	15	179,985	-	-	-	-	-	(120,000)	-	-	60,000
Issuance of common stock for debt at $0.10 per share - May13, 2011	1,016,613	10	101,651	-	-	-	-	-	-	-	-	101,661
Issuance of common stock for services at $0.12 per share - June 7, 2011	400,000	4	47,996	-	-	-	-	-	-	-	-	48,000
Issuance of common stock for services at $0.11 per share - June 8, 2011	250,000	3	27,497	-	-	-	-	-	-	-	-	27,500

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from May 16, 2002 (Inception) to June 30, 2011

			Additional			Private			Obligation	Other	Non-
		Common	Paid in	Treasury	Treasury	Placement	Accumulated	Deferred	To Issue	Comprehensive	controlling
	Shares	Stock	Capital	Shares	Stock	Subscriptions	Deficit	Compensation	Shares	Income	Interest	Total
Issuance of common stock for cash at $0.10 per share - June 15, 2011	3,333,333	33	499,967	-	-	-	-	-	-	-	-	500,000
Issuance of common stock for services at $0.11 per share - June 21, 2011	250,000	2	27,498	-	-	-	-	-	-	-	-	27,500
Share subscriptions issued	500,000	5	14,995	-	-	(15,000)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	-	-	193,500	-	-	-	-	-	193,500
Services provided per term of contracts	-	-	-	-	-	-	-	71,082	-	-	-	71,082
Obligation to issue shares per consulting agreements	-	-	-	-	-	-	-	(12,500)	(10,000)	-	-	(22,500)
Obligation to issue shares per employment agreement	-	-	-	-	-	-	-	-	100,000	-	-	100,000
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	-	-	25,000	-	-	25,000
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	-	-	(165,734)	-	(165,734)
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	(294,057)	(294,057)
Net loss for the year	-	-	-	-	-	-	(1,083,307)	-	-	-	-	(1,083,307)
Balance June 30, 2011	61,696,312	617	9,599,733	-	-	323,862	(10,099,398)	(21,250)	25,000	(331,396)	(408,221)	(911,053)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

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

In February 2011, the Company purchased 100% of the outstanding shares of Megatecnica, S.A., a company incorporated in Panama.

The consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011 the Company had a working capital deficiency of $1,120,422. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

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

June 30, 2011 and December 31, 2010

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

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (Accounting for Distributions to Shareholders with Components of Stock and Cash Topic 505), which is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update identifies how companies should be reporting distributions to shareholders that offers them the ability to elect to receive the distribution in cash or an equivalent number of shares. It was determined that all distributions of shares relating to these payments should be recorded as new share issuances. This standard did not affect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary (Consolidation Topic 810), which replaces SFAS No. 160 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009. This update establishes the accounting and reporting guidance for non-controlling interest and changes in ownership interests of a subsidiary. This standard did not affect the Company’s reported financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (Fair Value Measurements and Disclosures Topic 820), which replaces SFAS No. 157 and is effective for financial statements issued for interim and annual periods ending after December 15, 2009 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for financial statements issued for fiscal years ending after December 15, 2010 and interim periods commencing December 16, 2009. This update identifies new disclosure requirements relating to fair value measurements. This standard did not affect the Company’s reported financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (Subsequent Event Topic 855), which is effective for financial statements issued for interim and annual periods ending after June 15, 2010. This update addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. This standard is not expected to have a significant effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives (Derivatives and Hedging Topic 815), which is effective for financial statements issued at the beginning of the entity’s first fiscal quarter beginning after June 15, 2010. This update provides amendments to Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives, such as clarification of the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another and whether those derivatives are subject to potential bifurcation. This standard did not have a significant effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (Compensation – Stock Compensation Topic 718), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2010. This update addresses the classification of an employee share-based payment award with an exercise price denominated in a currency that differs from the functional currency of the employer entity or payroll currency of the employee. This standard did not have an effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition (Revenue Recognition – Milestone Method Topic 605), which is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This standard did not have an effect on the Company’s reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Receivables Topic 310), which is effective on a prospective basis for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. This standard did not have an effect on the Company’s reported financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Receivables Topic 310), which for public entities, the disclosures as of the end of a reporting period are effective in financial statements issued for interim and annual periods ending on or after December 15, 2010 and for disclosures about activities that occur during a period are effective for interim and annual periods beginning on or after December 15, 2010. This update provides guidance on increasing transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This standard did not have an effect on the Company’s reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Intangibles – Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011 This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Business Combinations Topic 850), which is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update provides guidance on the pro forma revenue and earnings disclosure requirements for business combinations. This standard did not have an effect on the Company’s reported financial position or results of operations.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Receivables Topic 310), which is effective upon issuance. This update defers the effective date of the disclosures required under ASU 2010-20 to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restricting as presented in proposed ASU update: Receivables (Topic 310) Clarifications to Accounting for Troubled Debt Restructurings by Creditors. This standard did not have an effect on the Company’s reported financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements (Transfers and Service Pricing Topic 860), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update provides on the accounting for repurchase agreements (repos) and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFS (Fair Value Measurement Topic 820), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update explains how to measure fair value. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Comprehensive Income Topic 220), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update provides guidance on improving the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

	June 30, 2011
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,930	$1,291
Computer equipment – capital lease	115,866	8,682	107,184
Computer software	72,560	72,083	477
Equipment	10,576	10,159	417
	$518,223	$408,854	$109,369

	December 31, 2010
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,702	$1,519
Computer software	72,560	71,999	561
Equipment	10,576	10,112	464
	$402,357	$399,813	$2,544

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual property. As at June 30, 2011, the Company has $68,900 included in accounts payable and accrued charges relating to this agreement.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS

Convertible Debentures

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 8% per quarter and is due on May 4, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. As at June 30, 2011, $136,252 (December 31, 2010 - $122,360) of principal and accrued interest on this note was included in Other loans payable. Subsequent to the period, the creditor converted the balance of the loan into 2,265,207 common shares of the Company resulting in a full repayment of the loan.

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

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the lowest daily low price of the Company’s stock for the 30 trading days immediately preceding and including the date of conversion. During the year ended December 31, 2010, the creditor converted $50,640 of debt into 3,331,604 common shares of the company. During the period ended June 30, 2011, the creditor converted $61,500 of debt into 853,163 common shares of the Company resulting in a full repayment of the loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Convertible Debentures (continued)

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $113,750 of debt into 4,457,699 common shares of the company. During the period ended June 30, 2011, the creditor converted $72,833 of debt into 1,220,363 common shares of the company resulting in a full repayment of the loan.

On March 8, 2010, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at June 30, 2011, $18,800 (December 31, 2010 - $27,292) of principal and accrued interest on this note was included in Other loans payable.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at June 30, 2011, $17,215 (December 31, 2010 - $16,310) of principal and accrued interest on this note was included in Other loans payable.

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

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. As at June 30, 2011, $111,862 (December 31, 2010 - $106,833) of principal and accrued interest on this note was included in Other loans payable.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

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

Other Loans

On October 22, 2007, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 8% per annum on November 22, 2007. On March 7, 2011, the Company signed a Debt Settlement Agreement with the creditor to convert the outstanding balance into shares of the Company. During the period ended June 30, 2011, the creditor converted $27,000 of debt into 444,079 common shares of the company resulting in a full repayment of the loan.

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

On January 25, 2011, the Company signed a Promissory Note whereby the Company will repay a director $20,000 plus interest at 10% per annum on April 25, 2011. On April 25, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $20,500 under the previous Promissory Note and extended the maturity date to July 25, 2011. As at June 30, 2011, $20,865 of principal and accrued interest on this note was included in Due to related parties.

On February 9, 2011, the Company signed a Promissory Note whereby the Company will repay a director $5,000 plus interest at 10% per annum on May 9, 2011. On May 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,125 under the previous Promissory Note and extended the maturity date to August 8, 2011. As at June 30, 2011, $5,197 of principal and accrued interest on this note was included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company will repay a director $8,988 plus interest at 10% per annum on May 11, 2011. On May 12, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,213 under the previous Promissory Note and extended the maturity date to August 10, 2011. As at June 30, 2011, $9,341 of principal and accrued interest on this note was included in Due to related parties.

On March 2, 2011, the Company signed a Promissory Note whereby the Company will repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. As at June 30, 2011, $105,683 of principal and accrued interest on this note was included in Due to related parties.

NOTE 6 – CAPITAL LEASE

On April 27, 2011, the Company signed a Lease Agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013.

The remaining required principal payments over the next three fiscal years are as follows:

2011	$ 17,712
2012	37,692
2013	17,439

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 7 – CAPITAL STOCK

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

The Company is obligated to issue 250,000 (December 31, 2010 – 600,000) common shares valued at $25,000 (December 31, 2010 - $108,500) as at June 30, 2011 in accordance with a consulting incentive. During year ended December 31, 2010, a liability to issue 200,000 shares valued at $40,000 owed to one consultant was reversed to consulting fees as the consultant had not performed the services in accordance with the contract.

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

During the six months ended June 30, 2011, the Company issued 500,000 common shares valued at $15,000 for share subscriptions received in prior years, 3,333,333 common shares valued at $500,000 for subscriptions received during the period, 6,393,331 common shares valued at $831,144 for debt settlement and convertible debenture agreements, 1,350,000 common shares valued at $165,500 for consulting services to be rendered during the period, and 1,900,000 common shares valued at $228,000 for employment incentives in accordance with employment agreements.

During the six months ended June 30, 2011, the Company received $193,500 for share subscriptions. As at June 30, 2011, the Company has $323,862 (December 31, 2010 - $145,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at June 30, 2011 or December 31, 2010 were not used to compute the total weighted average shares outstanding as at June 30, 2011 or December 31, 2010 respectively and were thus not used in the basic net loss per share calculation.

In conjunction with the 3,333,333 common shares issued during the period, the Company issued 2,000,000 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $207,846 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13% . In addition to these warrants, the Company signed a Stock Grant Agreement with the shareholder allowing the shareholder to receive up to an additional 569,444 shares of the Company (“bonus shares”). The shareholder will receive 0.284722 bonus shares for each warrant exercised. The bonus shares were valued at $68,333 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13% . As at June 30, 2011, the Company had 2,000,000 warrants with an exercise price of $0.25 expiring on December 31, 2012 outstanding.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 8 - RELATED PARTY TRANSACTIONS

As at June 30, 2011, a total of $378,643 (December 31, 2010 - $450,647) was payable to directors and officers of which $237,557 (December 31, 2010 - $388,869) was non-interest bearing and had no specific terms of repayment, $Nil (December 31, 2010 -$122,360) relates to a convertible debenture detailed in Note 5, and $141,086 (December 31, 2010 - $Nil) relates to a loan detailed in Note 5. Of the amount payable, $67,052 (December 31, 2010 - $40,388) was included in accounts payable for expense reimbursements and $157,685 (December 31, 2010 - $340,660) was included in wages payable for accrued fees.

During the six months ended June 30, 2011, the company expensed a total of $327,796 (December 31, 2010 - $847,610) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $159,549 (December 31, 2010 - $373,394) has been accrued, $100,747 (December 31, 2010 - $474,216) has been paid in cash, and $67,500 (December 31, 2010 - $Nil) has been paid through the issuance of shares. In addition, during the year ended December 31, 2010, $630,000 of deferred compensation relating to shares issued in June 2008 to a director of the Company was expensed to investor relations.

During the six months ended June 30, 2010, the company issued 3,797,726 shares of the Company’s common stock valued at $463,206 to three directors of the Company for accrued consulting fees and investor relations and 250,000 shares of the Company’s common stock valued at $27,500 to one director of the Company for consulting fees.

During the year ended December 31, 2010, the company issued 3,010,087 shares of the Company’s common stock valued at $90,303 to two directors of the Company and 1,836,890 shares of the Company’s common stock valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

NOTE 9 – DEFERRED COMPENSATION

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

On July 1, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 1,200,000 shares of the Company’s common stock valued at $159,000 of which 900,000 shares are to be issued by September 30, 2010 and 300,000 shares are to be issued by December 31, 2010. The shares were fully issued on April 21, 2011 resulting in a decrease in the value of $30,000 to $129,000. This amount was expensed over the life of the contract.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 9 – DEFERRED COMPENSATION (continued)

On March 29, 2011, the Company entered into an agreement with a consultant for a six-month term whereby the consultant will provide business consulting services to the Company in exchange for 250,000 shares of the Company’s common stock valued at $32,500 based on the date of issuance, April 19, 2011. This amount is being expensed over the life of the contract.

On April 12, 2011, the Company entered into an agreement with a consultant for a six month term whereby the consultant will provide business consulting services. The agreement requires the first and last month’s payment of $5,000 each, total $10,000, to be paid through the issuance of 250,000 shares of the Company’s common stock. This amount is being expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the six months ended June 30, 2011, the Company expensed $71,082 (December 31, 2010 - $749,849) relating to the above contracts. At June 30, 2011, the unamortized portion of the deferred compensation totalled $21,250 (December 31, 2010 - $79,832). The shares issued were all valued at their market price on the date of issuance or in accordance with defined agreement terms.

NOTE 10 – LAWSUITS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at June 30, 2011, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at June 30, 2011, the full amount has been accrued and is included in accounts payable.

NOTE 11 – SUBSEQUENT EVENTS

a)

On July 1, 2011, the Company entered into an agreement with a consultant for a one-year term commencing January 1, 2011 whereby the consultant will provide business consulting services to the Company in exchange for 450,000 shares of the Company’s common stock.

b)	On July 7, 2011, the Company issued 250,000 common shares of the Company valued at $25,000 for consulting fees.

c)	On July 14, 2011, the Company issued 1,935,000 common shares of the Company valued at $193,500 for share subscriptions previously received.

d)	On July 14, 2011, the Company issued 252,934 common shares of the Company to repay $35,000 of accounts payable recorded as at June 30, 2011.

e)	On July 20, 2011, the Company issued 2,265,207 common shares of the Company to a creditor for the conversion of debt valued at $136,252.

f)	On July 25, 2011, the Company issued 133,304 common shares of the Company to a director of the Company in accordance with a Compensation Settlement agreement signed on July 21, 2011.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2011 and December 31, 2010

NOTE 11 – SUBSEQUENT EVENTS (continued)

g)

On August 2, 2011, the Company signed a debt settlement agreement with a creditor to convert outstanding debt and interest of $110,000 into 733,333 common shares of the Company. In addition, the creditor invested an additional $90,000 for 600,000 common shares of the Company. The shares were issued in full on August 2, 2011.

h)	Subsequent to the quarter end, the operations of the Company’s wholly owned subsidiary, Tekvoice Communications, Inc., were discontinued.

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

Effective July 31, 2011, the operations of the Company’s wholly owned subsidiary, Tekvoice Communications, Inc., were discontinued.

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

Currently our sales and business development partners have identified and pursued projects in Colombia, Ecuador, Bolivia, Guatemala, Panama, Mexico, Brazil, Costa Rica, El Salvador, Honduras, Venezuela, Guyana, Haiti, Dominican Republic and the United States.

Although the Company believes that demand exists for its products and services, there can be no assurance that sales will increase in the future. The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Sales

For the six months ended June 30, 2011, the Company had $76,844 in sales compared to $97,604 for the corresponding period in 2010. The decrease in sales resulted from delays in proposal closing and timing factors of qualified prospects of sales of mobile commerce license software in the same period by Alternet Transaction Systems, DBA Utiba Americas, an Alternet majority owned subsidiary, as well as revenue recognition of executed contracts. VoIP telephony sales in the Company’s subsidiary, TekVoice Inc., continued to decline.

Gross Profit

Gross profit of $26,196 in the six months ending June 30, 2011 compared to a gross profit of $64,240 in the six month period ending June 30, 2010. This represents a decrease in gross profit for the period of $38,044.

Selling, General and Administrative Expenses

For the six months ended June 30, 2011, the Company had office and general expenses of $22,293, marketing expenses of $5,300, management and consulting fees of $333,730, professional fees of $109,057 and rent of $36,306.

For the corresponding period in 2010 the Company incurred office and general expenses of $56,746, marketing expenses of $0; management and consulting fees of $191,248, $42,274 in professional fees and $14,266 in rent.

Accounts payable totaled $682,527 and accounts receivable were $630,532 at June 30, 2011

Net Loss

For the six months ended June 30, 2011, the Company had a net loss of $1,249,041 or $(0.02) per share, which was an increase of 25.8% when compared to the net loss for the corresponding period to June 30, 2010 of $992,781 or $(0.04) per share. The increased loss was primarily due to losses incurred in debt settlements and increased derivative liabilities during the period ending June 30, 2011.

Interest and other expenses

For the six months ended June 30, 2011, the Company had bank charges and interest expenses of $34,631 compared with $20,671 for the corresponding period to June 30, 2010.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $1,070,800 as at June 30, 2011. The Company had a working capital deficiency of $1,083,435 at June 30, 2011. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its operating subsidiaries products and services.

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
  The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker- dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

As of June 30, 2011, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 16 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11 2009 for breach of contract. As at June 30, 2011 no amounts have been accrued as the result of the lawsuit is not determinable at this time.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at June 30, 2011, the full amount has been accrued and is included in accounts payable.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, the Company issued 6,393,331 common shares valued at $831,444 for debt settlement and convertible debenture agreements, 3,333,333 common shares valued at $500,000 for subscription received through the period, 500,000 shares valued at $15,000 for share subscriptions previously received, 1,350,000 common shares valued at $165,000 for consulting services to be rendered through the period and 1,900,000 common shares valued at $228,000 for employee incentives in accordance with employment agreements. As at June 30, 2011, the Company has $323, 862 (June 30, 2010 - $145,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed one report on Form 8K during the period ending June 30, 2011.

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
August 8, 2011

By: /s/ Michael Viadero
Michael Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
August 8, 2011