Form 10-Q
period 2011-09-30
ALTERNET SYSTEMS INC
filed 2011-11-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2011
Common Stock, $0.00001 par value per share	69,379,999 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended September 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

As at September 30, 2011 and December 31, 2010

		(Audited)
	September 30,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$212,390	$13,718
Accounts receivable	322,844	856,339
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	233,161	218,832
	772,395	1,092,889
Fixed assets (Note 3)	119,610	2,544
Intellectual property (Note 4)	100,000	-

TOTAL ASSETS	$992,005	$1,095,433

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$440,677	$1,003,828
Wages payable	362,898	396,156
Accrued taxes	374,086	224,324
Customer deposits (Note 2)	112,200	144,000
Deferred income (Note 2)	247,207	142,312
Other loans payable (Note 5)	121,206	313,313
Due to related parties (Note 5 and 8)	49,139	133,181
Current portion of capital leases (Note 6)	42,766	-
	1,750,179	2,357,114
Capital leases (Note 6)	34,824	-
TOTAL LIABILITIES	1,785,003	2,357,114

STOCKHOLDERS' DEFICIENCY
Capital stock (Note 7)	681	483
Additional paid-in capital	10,348,992	7,860,223
Private placement subscriptions	530,362	145,362
Obligation to issue shares	-	108,000
Deferred compensation (Note 9)	(5,000)	(79,832)
Deficit	(11,024,548)	(9,181,753)
	(149,513)	(1,147,517)
Non-controlling interest	(643,485)	(114,164)
TOTAL STOCKHOLDERS' DEFICIENCY	(792,998)	(1,261,681)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$992,005	$1,095,433

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUE
Sales	$60,606	$665,634	$137,450	$763,238
Sales discounts	-	(145,500)	(8,656)	(145,500)
TOTAL REVENUE	60,606	520,134	128,794	617,738
COST OF SALES
Direct cost of sales	48,138	316,486	98,786	349,850
GROSS PROFIT	12,468	203,648	30,008	267,888

OPERATING EXPENSES
Bad debt	-	-	3,023	-
Bank charges and interest	10,087	65,217	44,718	85,888
Depreciation	13,395	252	22,436	756
Financing costs	-	151,352	-	1,056,361
Interest on capital leases	1,726	-	3,697	-
Investor relations	120	27,243	40,530	77,823
Licenses, dues, and insurance	450	-	3,182	825
Management and consulting	169,110	90,324	502,840	281,572
Marketing	4,068	-	9,368	21,916
Office and general	27,909	7,158	50,202	63,904
Professional fees	129,144	69,488	238,201	111,762
Rent	22,577	17,852	58,883	32,118
Salaries	231,259	52,143	801,189	130,610
Telephone and utilities	9,275	3,777	19,576	10,531
Travel	65,866	11,395	149,145	69,564
TOTAL OPERATING EXPENSES	684,986	496,201	1,946,990	1,943,630

NET LOSS BEFORE OTHER ITEMS	(672,518)	(292,553)	(1,916,982)	(1,675,742)

OTHER ITEMS
Customer fees	21	79	187	329
Other income/(expense)	-	-	2,231	-
Loss on disposal of assets	-	-	-	(1,411)
Gain (Loss) on debt settlement	(147,865)	315,650	(291,818)	484,822
Increase (decrease) in derivative liability	-	(311,984)	(165,734)	(203,497)

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(820,362)	$(288,808)	$(2,372,116)	$(1,395,499)

NON-CONTROLLING INTEREST	(235,264)	18,479	(529,321)	(73,515)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(585,098)	$(307,287)	$(1,842,795)	$(1,321,984)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.05)

WEIGHTED COMMON SHARES OUTSTANDING	66,608,356	41,469,096	57,417,023	26,895,554

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2011	2010

OPERATING ACTIVITIES
Net loss from operations attributable to Alternet Systems Inc.	$(1,842,795)	$(1,321,984)
Non-controlling interest	(529,321)	(73,515)
Add: Items Not Affecting Cash
Depreciation	22,436	756
Shares for services	336,375	96,000
Reversal of shares for services	-	(40,000)
Shares for debt	1,261,092	927,905
Loss on disposal of assets	-	1,411
Deferred compensation	74,832	(50,395)
(Gain) Loss on debt settlement	291,818	(484,822)
Value of debt for share conversion features	-	881,891
Changes In Non-Cash Working Capital:
Accounts receivable	533,495	(325,768)
Prepaids and deposit	(14,329)	(58,743)
Accounts payable and accrued charges	(615,234)	(195,933)
Wages payable	(128,690)	-
Accrued taxes	149,762	100,812
Customer deposits	(31,800)	60,000
Deferred income	104,895	-
Due to related parties	(84,042)	(16,915)
	(471,506)	(499,300)

INVESTING ACTIVITIES
Acquisition of fixed assets	(139,502)	(371)
Acquisition of intellectual property	(100,000)	-
	(239,502)	(371)

FINANCING ACTIVITIES
Change in loans payable	(336,410)	511,839
Change in capital leases	77,590	-
Derivative liability	-	(71,879)
Deferred financing costs	-	30,920
Net proceeds on sale of common stock and subscriptions	1,183,500	15,000
Share issue costs	(15,000)	-
	909,680	485,880

OTHER COMPREHENSIVE INCOME	-	(82)

NET CHANGE IN CASH DURING THE PERIOD	198,672	(13,873)

CASH, BEGINNING OF PERIOD	13,718	17,854

CASH, END OF PERIOD	$212,390	$3,981

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Balance December 31, 2009	20,252,770	202	5,257,695	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)

Issuance of common stock for services at $0.065 per share - Jan 5, 2010	250,000	2	16,248	-	-	-	(16,250)	-	-	-

Issuance of common stock for debt at $0.065 per share - Jan 5, 2010	414,554	4	26,942	-	-	-	(26,946)	-	-	-

Issuance of common stock for debt at $0.10 per share - Feb 18, 2010	1,000,000	10	99,990	-	-	-	-	-	-	100,000

Issuance of common stock for debt at $0.13 per share - April 19, 2010	500,000	5	64,995	-	-	-	-	-	-	65,000

Issuance of common stock for debt at $0.06 per share - May 5, 2010	800,000	8	49,592	-	-	-	-	-	-	49,600

Issuance of common stock for debt at $0.06 per share - May 11, 2010	769,231	8	46,146	-	-	-	-	-	-	46,154

Issuance of common stock for debt at $0.045 per share - May 12, 2010	800,000	8	35,992	-	-	-	-	-	-	36,000

Issuance of common stock for debt at $0.05 per share - May 19, 2010	611,077	6	30,548	-	-	-	-	-	-	30,554

Issuance of common stock for debt at $0.04 per share - May 20, 2010	1,600,000	16	63,984	-	-	-	-	-	-	64,000

Issuance of common stock for debt at $0.05 per share - May 21, 2010	3,266,667	33	163,300	-	-	-	-	-	-	163,333

Issuance of common stock for debt at $0.03 per share - June 1, 2010	923,680	9	27,701	-	-	-	-	-	-	27,710

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total

Issuance of common stock for debt at $0.03 per share - June 17, 2010	7,076,297	71	212,218	-	-	-	-	-	-	212,289

Issuance of common stock for debt at $0.04 per share - July 22, 2010	3,331,604	34	133,231	-	-	-	-	-	-	133,265

Issuance of common stock for services at $0.085 per share - July October 5, 2010	3,150,000	32	267,718	-	-	-	(76,500)	-	-	191,250

Issuance of common stock for debt at $0.14 per share - November 23, 2010	1,258,604	13	176,192	-	-	-	-	-	-	176,205

Issuance of common stock for debt at $0.14 per share - November 30, 2010	521,801	5	73,047	-	-	-	-	-	-	73,052

Issuance of common stock for debt at $0.13 per share - December 22, 2010	559,672	6	72,751	-	-	-	-	-	-	72,757

Issuance of common stock for services at $0.13 per share - December 22, 2010	500,000	5	64,995	-	-	-	-	-	-	65,000

Share subscriptions issued	633,691	6	95,047	(95,053)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	15,000	-	-	-	-	-	15,000

Value of debt for share conversion features	-	-	881,891	-	-	-	-	-	-	881,891

Services provided per term of contracts	-	-	-	-	-	749,849	-	-	-	749,849

Obligation to issue shares per consulting agreement	-	-	-	-	-	(184,500)	184,500	-	-	-

Reversal of obligation to issue shares	-	-	-	-	-	-	(40,000)	-	-	(40,000)

Net loss for the year	-	-	-	-	(2,446,347)	-	-	-	-	(2,446,347)

Balance December 31, 2010	48,219,648	483	7,860,223	145,362	(9,016,091)	(79,832)	108,000	(165,662)	(114,164)	(1,261,681)

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total

Foreign exchange translation adjustment	-	-	-	-	-	-	-	(82)	-	(82)

Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(400,664)	-	(400,664)

Non-controlling interest	-	-	-	-	-	-	-	-	(123,064)	(123,064)

Issuance of common stock for debt at $0.155 per share - February 25, 2011	1,220,363	12	189,144	-	-	-	-	-	-	189,156

Issuance of common stock for debt at $0.13 per share - April 12, 2011	2,214,276	22	287,834	-	-	-	-	-	-	287,856

Issuance of common stock for debt at $0.13 per share - April 19, 2011	1,498,000	15	194,726	-	-	-	-	-	-	194,741

Issuance of common stock for services at $0.13 per share - April 19, 2011	250,000	3	32,497	-	-	-	-	-	-	32,500

Issuance of common stock for debt at $0.13 per share - April 21, 2011	444,079	4	57,726	-	-	-	-	-	-	57,730

Issuance of common stock for services at $0.13 per share - April 21, 2011	600,000	6	77,994	-	-	-	(78,000)	-	-	-

Issuance of common stock for services at $0.12 per share - May 3, 2011	1,500,000	15	179,985	-	-	-	(120,000)	-	-	60,000

Issuance of common stock for debt at $0.10 per share - May 13, 2011	1,016,613	10	101,651	-	-	-	-	-	-	101,661

Issuance of common stock for services at $0.12 per share - June 7, 2011	400,000	4	47,996	-	-	-	-	-	-	48,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total

Issuance of common stock for services at $0.11 per share - June 8, 2011	250,000	3	27,497	-	-	-	-	-	-	27,500

Issuance of common stock for cash at $0.10 per share - June 15, 2011	3,333,333	33	499,967	-	-	-	-	-	-	500,000

Issuance of common stock for services at $0.11 per share - June 21, 2011	250,000	2	27,498	-	-	-	-	-	-	27,500

Issuance of common stock for services at $0.10 per share - July 7, 2011	250,000	2	24,998	-	-	-	(25,000)	-	-	-

Issuance of common stock for cash at $0.10 per share - July 14, 2011	1,935,000	19	193,481	(193,500)	-	-	-	-	-	-

Issuance of common stock for debt at $0.10 per share - July 14, 2011	252,934	2	25,291	-	-	-	-	-	-	25,293

Issuance of common stock for debt at $0.12 per share - July 20, 2011	2,265,207	23	271,802	-	-	-	-	-	-	271,825

Issuance of common stock for debt at $0.13 per share - July 25, 2011	133,304	1	17,329	-	-	-	-	-	-	17,330

Issuance of common stock for cash at $0.15 per share - August 2, 2011	600,000	6	89,994	-	-	-	-	-	-	90,000

Issuance of common stock for debt at $0.12 per share - August 2, 2011	733,333	7	87,993	-	-	-	-	-	-	88,000

Issuance of common stock for services at $0.11 per share - August 11, 2011	112,500	1	12,374	-	-	-	-	-	-	12,375

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total

Issuance of common stock for services at $0.12 per share - August 16, 2011	112,500	1	13,499	-	-	-	-	-	-	13,500

Issuance of common stock for debt at $0.12 per share - September 15, 2011	500,000	5	59,995	-	-	-	-	-	-	60,000

Cancellation of common stock issued for services at $0.13 per share - April 19, 2011	(250,000)	(3)	(32,497)	-	-	16,250	-	-	-	(16,250)

Share issue costs	-	-	(15,000)	-	-	-	-	-	-	(15,000)

Share subscriptions from prior years issued	500,000	5	14,995	(15,000)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	593,500	-	-	-	-	-	593,500

Services provided per term of contracts	-	-	-	-	-	71,082	-	-	-	71,082

Obligation to issue shares per consulting agreements	-	-	-	-	-	(12,500)	(10,000)	-	-	(22,500)

Obligation to issue shares per employment agreement	-	-	-	-	-	-	100,000	-	-	100,000

Obligation to issue shares per consulting agreement	-	-	-	-	-	-	25,000	-	-	25,000

Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)

Non-controlling interest	-	-	-	-	-	-	-	-	(529,321)	(529,321)

Net loss for the year	-	-	-	-	(1,677,061)	-	-	-	-	(1,677,061)

Balance September 30, 2011	68,341,090	681	10,348,992	530,362	(10,693,152)	(5,000)	-	(331,396)	(643,485)	(792,998)

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

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

In August 2011, the Company incorporated a wholly owned subsidiary, Utiba Guatemala, S.A., in Guatemala.

In September 2011, the Company formed two one-member limited liability companies, Alternet Financial Solutions, L.L.C. and Alternet Payment Solutions, L.L.C., in the State of Florida.

The consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2011 the Company had a working capital deficiency of $977,784. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated interim financial statements include the accounts of the following companies:

  Alternet Systems Inc.
  AI Systems Group, Inc., a wholly owned subsidiary of Alternet
  AI Systems Group (Canada), Inc., a wholly owned subsidiary of AI Systems Group, Inc
  Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
  Alternet Transactions Systems, Inc., a subsidiary of Alternet
  Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc. (dormant)
  International Mobile Security, Inc, a subsidiary of Alternet
  Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
  Alternet Financial Solutions, L.L.C, wholly-owned subsidiary of Alternet (dormant)
  Alternet Payment Solutions, L.L.C, wholly-owned subsidiary of Alternet (dormant)

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

September 30, 2011 and December 31, 2010

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

September 30, 2011 and December 31, 2010

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

September 30, 2011 and December 31, 2010

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

September 30, 2011 and December 31, 2010

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Intangibles – Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update simplifies how entities test goodwill for impairment by permitting them to use qualitative factors to first to determine whether an impairment is more likely or not. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (Compensation – Retirement Benefits – Multiemployer Plans Topic 715-80), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update requires increased disclosure from Company’s participating in a Multiemployer Plan. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

		September 30, 2011
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$320,933	$318,236	$2,697
Computer equipment – capital lease	137,790	21,706	116,084
Computer software	72,560	72,125	435
Equipment	10,576	10,182	394
	$541,859	$422,249	$119,610

		December 31, 2010
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$319,221	$317,702	$1,519
Computer software	72,560	71,999	561
Equipment	10,576	10,112	464
	$402,357	$399,813	$2,544

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 4 - INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual property. As at September 30, 2011, the Company has $68,900 included in accounts payable and accrued charges relating to this agreement.

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS

Convertible Debentures

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 8% per quarter and is due on May 4, 2008. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company's stock for the 30 days prior to the date of conversion. On July 20, 2011, the creditor converted $136,252 of debt into 2,265,207 common shares of the Company resulting in a full repayment of the loan.

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

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 12% per annum and is due on March 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the lowest daily low price of the Company's stock for the 30 trading days immediately preceding and including the date of conversion. During the year ended December 31, 2010, the creditor converted $50,640 of debt into 3,331,604 common shares of the company. On April 12, 2011, the creditor converted $61,500 of debt into 853,163 common shares of the Company resulting in a full repayment of the loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Convertible Debentures (continued)

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder is entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $113,750 of debt into 4,457,699 common shares of the company. On February 25, 2011, the creditor converted $72,833 of debt into 1,220,363 common shares of the company resulting in a full repayment of the loan.

On March 8, 2010, the Company issued a note payable in the amount of $25,000. The note carries interest at the rate of 12% per annum and is due on April 8, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion. On August 29, 2011, the Company repaid the loan in full.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion. As at September 30, 2011, $4,342 (December 31, 2010 - $16,310) of principal and accrued interest on this note was included in Other loans payable.

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

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion. As at September 30, 2011, $114,417 (December 31, 2010 - $106,833) of principal and accrued interest on this note was included in Other loans payable.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

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

Other Loans

On October 22, 2007, the Company signed a Promissory Note whereby the Company will repay a creditor $20,000 plus interest at 8% per annum on November 22, 2007. On March 7, 2011, the Company signed a Debt Settlement Agreement with the creditor to convert the outstanding balance into shares of the Company. On April 21, 2011, the creditor converted $27,000 of debt into 444,079 common shares of the company resulting in a full repayment of the loan.

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

On January 25, 2011, the Company signed a Promissory Note whereby the Company will repay a director $20,000 plus interest at 10% per annum on April 25, 2011. On April 25, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $20,500 under the previous Promissory Note and extended the maturity date to July 25, 2011. On July 24, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $21,013 under the previous Promissory Note and extended the maturity date to October 21, 2011. As at September 30, 2011, $21,410 of principal and accrued interest on this note was included in Due to related parties.

On February 9, 2011, the Company signed a Promissory Note whereby the Company will repay a director $5,000 plus interest at 10% per annum on May 9, 2011. On May 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,125 under the previous Promissory Note and extended the maturity date to August 8, 2011. On August 8, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,253 under the previous Promissory Note and extended the maturity date to November 5, 2011. As at September 30, 2011, $5,331 of principal and accrued interest on this note was included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company will repay a director $8,988 plus interest at 10% per annum on May 11, 2011. On May 12, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,213 under the previous Promissory Note and extended the maturity date to August 10, 2011. On August 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,443 under the previous Promissory Note and extended the maturity date to November 7, 2011. As at September 30, 2011, $9,578 of principal and accrued interest on this note was included in Due to related parties.

On March 2, 2011, the Company signed a Promissory Note whereby the Company will repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. On July 14, 2011, the director of the Company sold the loan to an unrelated third party. On August 8, 2011, the creditor converted $110,000 of debt into 733,333 common shares of the company resulting in a full repayment of the loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 6 – CAPITAL LEASE

On April 27, 2011, the Company signed a Lease Agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As at September 30, 2011, the balance on the lease was $63,710.

On September 26, 2011, the Company signed another Lease Agreement with the same creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 14.19% and expires on September 26, 2013. As at September 30, 2011, the balance on the lease was $13,880.

The remaining required principal payments over the next three fiscal years are as follows:

2011	$10,107
2012	44,375
2013	23,108

NOTE 7 – CAPITAL STOCK

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001. As at September 30, 2011, 68,341,090 shares of common stock were issued and outstanding.

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

The Company is obligated to issue zero (December 31, 2010 – 600,000) common shares valued at $Nil (December 31, 2010 - $108,500) as at September 30, 2011 in accordance with a consulting incentive. During year ended December 31, 2010, a liability to issue 200,000 shares valued at $40,000 owed to one consultant was reversed to consulting fees as the consultant had not performed the services in accordance with the contract.

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

During the nine months ended September 30, 2011, the Company issued:

  500,000 common shares valued at $15,000 for share subscriptions received in prior years,
  9,778,109 common shares valued at $1,233,591 for debt settlement and convertible debenture agreements,
  1,825,000 common shares valued at $218,875 for consulting services to be rendered during the period, and
  2,150,000 common shares valued at $253,000 for employment incentives in accordance with employment agreements,

In addition, the Company issued common shares for the following subscriptions received during the year:

  on June 15, 2011, the Company issued 3,333,333 common shares at $0.10 per share for total cash proceeds of $500,000, on July 14, 2011, the Company issued 1,935,000 common shares at $0.10 per share for total cash proceeds of $193,500, and on August 2, 2011, the Company issued 600,000 common shares at $0.15 per share for total proceeds of $90,000.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 7 - CAPITAL STOCK (continued)

During the nine months ended September 30, 2011, the Company also received $400,000 for share subscriptions for which shares have not been issued by the end of the period. As at September 30, 2011, the Company has $530,362 (December 31, 2010 - $145,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders' deficit.

The shares which were not issued as at September 30, 2011 or December 31, 2010 were not used to compute the total weighted average shares outstanding as at September 30, 2011 or December 31, 2010 respectively and were thus not used in the basic net loss per share calculation.

In conjunction with the 3,333,333 common shares issued on June 15, 2011, the Company issued 2,000,000 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $207,846 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13% . In addition to these warrants, the Company signed a Stock Grant Agreement with the shareholder allowing the shareholder to receive up to an additional 569,444 shares of the Company ("bonus shares"). The shareholder will receive 0.284722 bonus shares for each warrant exercised. The bonus shares were valued at $68,333 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13% . As at September 30, 2011, the Company had 2,000,000 warrants with an exercise price of $0.25 expiring on December 31, 2012 outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

As at September 30, 2011, a total of $300,546 (December 31, 2010 - $450,647) was payable to directors and officers of which $264,227 (December 31, 2010 - $388,869) was non-interest bearing and had no specific terms of repayment, $Nil (December 31, 2010 - $122,360) relates to a convertible debenture detailed in Note 5, and $36,319 (December 31, 2010 - $Nil) relates to loans detailed in Note 5. Of the amount payable, $43,930 (December 31, 2010 - $40,388) was included in accounts payable for expense reimbursements and $207,477 (December 31, 2010 - $340,660) was included in wages payable for accrued fees.

During the nine months ended September 30, 2011, the company expensed a total of $491,133 (December 31, 2010 - $847,610) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $194,143 (December 31, 2010 - $373,394) has been accrued, $204,490 (December 31, 2010 - $474,216) has been paid in cash, and $92,500 (December 31, 2010 - $Nil) has been paid through the issuance of shares. In addition, during the year ended December 31, 2010, $630,000 of deferred compensation relating to shares issued in June 2008 to a director of the Company was expensed to investor relations.

During the nine months ended September 30, 2011, the company issued 3,797,726 shares of the Company's common stock valued at $463,206 to three directors of the Company for accrued consulting fees and investor relations and 500,000 shares of the Company's common stock valued at $52,500 to two directors of the Company for consulting fees.

During the year ended December 31, 2010, the company issued 3,010,087 shares of the Company's common stock valued at $90,303 to two directors of the Company and 1,836,890 shares of the Company's common stock valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 9 - DEFERRED COMPENSATION

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

On July 1, 2010, the Company entered into an agreement with a consultant for a one-year term whereby the consultant will provide business consulting services to the Company in exchange for 1,200,000 shares of the Company's common stock valued at $159,000 of which 900,000 shares are to be issued by September 30, 2010 and 300,000 shares are to be issued by December 31, 2010. The shares were fully issued on April 21, 2011 resulting in a decrease in the value of $30,000 to $129,000. This amount was expensed over the life of the contract.

On March 29, 2011, the Company entered into an agreement with a consultant for a six-month term whereby the consultant will provide business consulting services to the Company in exchange for 250,000 shares of the Company's common stock valued at $32,500 based on the date of issuance, April 19, 2011. On August 25, 2011, the agreement was terminated and the shares were cancelled. The full balance was reversed.

On April 12, 2011, the Company entered into an agreement with a consultant for a six month term whereby the consultant will provide business consulting services. The agreement requires the first and last month's payment of $5,000 each, total $10,000, to be paid through the issuance of 250,000 shares of the Company's common stock. This amount is being expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the nine months ended September 30, 2011, the Company expensed $71,082 (December 31, 2010 - $749,849) relating to the above contracts. At September 30, 2011, the unamortized portion of the deferred compensation totalled $5,000 (December 31, 2010 - $79,832). The shares issued were all valued at their market price on the date of issuance or in accordance with defined agreement terms.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

NOTE 10 - LAWSUITS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at September 30, 2011, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at September 30, 2011, the full amount has been accrued and is included in accounts payable.

NOTE 11 - SUBSEQUENT EVENTS

a)

In October 2011, the Company signed a medium term agreement with a major regional mobile operator to provide mobile financial services, initially for the Guatemalan market. Resulting from this agreement, one of Guatemala's largest banks will be using Utiba Americas' platform to concurrently launch innovative mobile commerce services.

b)	In October 2011, the Company received $400,000 for share subscriptions.

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

TekVoice Share Acquisition On December 31, 2007, Alternet Systems, Inc. (the "Company") Fabio Alvino, Eduardo & Monica Bello, Henryk Dabrowski, Manfred Koroschetz, New Market Technology, Inc., John Puente, Red Hawke, Inc., Hector Rodriguez (each, a "Transferor" and collectively, the "Transferors") and TekVoice Communications, Inc. ("TekVoice")entered into and closed a Stock Acquisition Agreement (the "Agreement") pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TekVoice from the Transferors in consideration for an aggregate amount of four million (4,000,000) shares of common stock of the Company (the "Acquisition Shares"). In addition to the Acquisition Shares, the Transferors, in the aggregate, shall be entitled to receive an up to an additional two million (2,000,000) shares of common stock of the Company if TekVoice's sales for the fiscal year ending December 31, 2008 exceed sales for fiscal year ended December 31, 2007 by twenty percent (20%) (the "Additional Consideration"). In the event the Company is merged with another entity prior to December 31, 2008, the Additional Consideration shall be issued to the Transferors on the day immediately prior to the day that such merger takes place. The Transferors shall be entitled to appoint three (3) members to the Company's board of directors, effective at the closing, provided , however , in no event shall Transferors be required to appoint a member to the Company's Board of Directors.

Effective July 31, 2011, the operations of the Company's wholly owned subsidiary, Tekvoice Communications, Inc., were discontinued.

Additional Subsidiaries

In July 2009 the Company incorporated Alternet Transactions Systems, Inc. ("ATS") in the State of Florida in partnership with Utiba PTE Ltd. The Company owns 5,100 shares (51%) of the outstanding shares of ATS with Utiba PTE Ltd. owning the remaining 4,900 (49%). ATS is doing business as Utiba Americas.

In September 2009 the Company incorporated International Mobile Security, Inc. ("IMS") in the State of Florida in partnership with General Services Holdings, LLC. The Company owns 6,000 shares (60%) of the outstanding shares of IMS with General Services Holdings, LLC. owning the remaining 4,000 (40%).

In February 2011, the IMS purchased 100% of the outstanding shares of Megatecnica, S.A., a company incorporated in Panama.

In August 2011, the ATS incorporated a wholly owned subsidiary, Utiba Guatemala, S.A., in Guatemala.

In September 2011, the Company formed two one-member limited liability companies, Alternet Financial Solutions, L.L.C. and Alternet Payment Solutions, L.L.C., in the State of Florida.

The Company's results, on a consolidated basis, reflected its own results consolidated with its subsidiaries with all minority interests being deducted from earnings and equity. For the remainder of this part, the term "Company" refers to both the Company and its subsidiaries.

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

The Company has accomplished the execution of framework agreements with critical vendors, and is in the process of launching its mobile financial and mobile commerce suite of services.

We have also initiated a program to participate in the financial services industry, by enabling cellular phone technologies that will allow customers to make "mobile to mobile", "mobile to cash" and "mobile to money remittances".

Demand for our services is driven primarily by mobile subscriber purchasing activity via their cellular phone. The global mobile commerce industry is in its early growth and adoption stages. The drivers for growth are cellular phone penetration, large unbanked population worldwide, and user acceptance of the cell phone as a means of payment. Subscriber adoption of new wireless technologies and services can also drive demand for our services due to the resulting increase in interoperability complexities. We believe that as wireless usage expands and complexity continues to increase, the demand for our services will grow.

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

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 Net Sales

For the nine months ended September 30, 2011, the Company had $128,794 in sales compared to $617,738 for the corresponding period in 2010. The decrease in sales resulted from delays in proposal closing and timing factors of qualified prospects of sales of mobile commerce license software in the same period by Alternet Transaction Systems, DBA Utiba Americas, an Alternet majority owned subsidiary. Similarly, sales proposals of International Mobile Security (IMS) have encountered lengthier closing processes.

Gross Profit

Gross profit of $30,008 in the nine months ending September 30, 2011 compared to a gross profit of $267,888 in the nine month period ending September 30, 2010. This represents a decrease in gross profit for the period of $237,880.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2011, the Company had office and general expenses of $50,202, marketing expenses of $9,368, management and consulting fees of $502,840, professional fees of $238,201 and rent of $58,883.

For the corresponding period in 2010 the Company incurred office and general expenses of $63,904, marketing expenses of $21,916; management and consulting fees of $281,572, professional fees of $111,762 and rent of $32,118.

Accounts payable totaled $440,677 and accounts receivable were $322,844 at September 30, 2011

Net Loss

For the nine months ended September 30, 2011, the Company had a net loss of $1,842,795 or $(0.03) per share, which was an increase of 39.4% when compared to the net loss for the corresponding period to September 30, 2010 of $1,321,984 or $(0.05) per share. The increased loss was primarily due to the combined lower sale volume and increased staffing.

Interest and other expenses

For the nine months ended September 30, 2011, the Company had bank charges and interest expenses of $44,718 compared with $85,888 for the corresponding period to September 30, 2010.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $772,395 as at September 30, 2011. The Company had a working capital deficiency of $977,784 at September 30, 2011. Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its operating subsidiaries products and services.

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

  We have had negative cash flows from operations. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that our stockholders would lose some or all of their investment. To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash needs. We do not expect positive cash flow from operations in the near term and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

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
  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our products and/or services, the size of customers' purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives (Derivatives and Hedging Topic 815), which is effective for financial statements issued at the beginning of the entity’s first fiscal quarter beginning after June 15, 2010. This update provides amendments to Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives,

such as clarification of the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another and whether those derivatives are subject to potential bifurcation. This standard did not have a significant effect on the Company's reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (Compensation - Stock Compensation Topic 718), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2010. This update addresses the classification of an employee share-based payment award with an exercise price denominated in a currency that differs from the functional currency of the employer entity or payroll currency of the employee. This standard did not have an effect on the Company's reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition (Revenue Recognition - Milestone Method Topic 605), which is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This standard did not have an effect on the Company's reported financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Receivables Topic 310), which is effective on a prospective basis for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. This update provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. This standard did not have an effect on the Company's reported financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Receivables Topic 310), which for public entities, the disclosures as of the end of a reporting period are effective in financial statements issued for interim and annual periods ending on or after December 15, 2010 and for disclosures about activities that occur during a period are effective for interim and annual periods beginning on or after December 15, 2010. This update provides guidance on increasing transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. This standard did not have an effect on the Company's reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Intangibles - Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011 This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This standard is not expected to have an effect on the Company's reported financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Business Combinations Topic 850), which is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This update provides guidance on the pro forma revenue and earnings disclosure requirements for business combinations. This standard did not have an effect on the Company's reported financial position or results of operations.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Receivables Topic 310), which is effective upon issuance. This update defers the effective date of the disclosures required under ASU 2010-20 to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restricting as presented in proposed ASU update: Receivables (Topic 310) Clarifications to Accounting for Troubled Debt Restructurings by Creditors. This standard did not have an effect on the Company's reported financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Intangibles – Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update simplifies how entities test goodwill for impairment by permitting them to use qualitative factors to first to determine whether an impairment is more likely or not. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan (Compensation – Retirement Benefits – Multiemployer Plans Topic 715-80), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update requires increased disclosure from Company’s participating in a Multiemployer Plan. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

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

As of September 30, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On October 16 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11 2009 for breach of contract. As at September 30, 2011 no amounts have been accrued as the result of the lawsuit is not determinable at this time.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at September 30, 2011, the full amount has been accrued and is included in accounts payable.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2011, the Company issued 9,778,109 common shares valued at $1,233,591 for debt settlement and convertible debenture agreements, 5,868,333 common shares valued at $783,500 for cash subscriptions received through the period, 500,000 common shares valued at $15,000 for share subscriptions previously received, 1,825,000 common shares valued at $218,875 for consulting services to be rendered through the period and 2,150,000 common shares valued at $253,000 for employee incentives in accordance with employment agreements. As at September 30, 2011, the Company has $530,362 (September 30, 2010 - $145,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed one report on Form 8K during the period ending September 30, 2011.

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