Form 10-K
period 2011-12-31
ALTERNET SYSTEMS INC
filed 2012-03-30
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [   ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 28, 2012 was $23,911,058 based on a $0.30 closing price for the Common Stock on March 28, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
79,703,526 as of March 28, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Description of Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Company History and Business

Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. In 2001 the Company changed its name to SchoolWeb Systems Inc. and then, in 2002, to Alternet Systems, Inc. On December 31, 2007 the Company executed a merger with TekVoice Communications, Inc. of Miami, Florida. Since then the Company has changed business focus and strategy to mobile financial services and mobile security. In 2011 TekVoice became inactive.

2009 – to present Focus on Mobile Financial Services and Security

Since late 2009 the Company has focused its investment and operational expertise on the mobile value added services markets of mobile financial transactions and security, through two new subsidiaries. These subsidiaries, Alternet Transaction Systems (dba Utiba Americas, which is 49% owned by Utiba Pte, Ltd) and International Mobile Security (IMS, which is 40% owned by General Services Holding LLC) were launched within the fiscal year 2010. The new lines of business and Company focus were intended to provide new revenue streams and profitability from the high growth segments of the mobile value added service market, namely mobile financial services and mobile security, Growth of both of these market segments is driven by the exponential adoption of mobile phones which in 2011 reached more than 70%, of the global population, with a total of 5 billion phones.

Competition

The Company competes in two distinct industries, mobile financial services and mobile security. Although the Company has unique features in its product offerings, and in mobile financial services is considered a pioneer and market leader, it competes with companies that are better financed. In 2010 and 2011 some market consolidation has taken place. Smaller competitors with market name recognition have been absorbed by larger organizations eager to capture market share and/or obtain technology and continued consolidation is expected over the next couple of years.

Research and Development

The Company spends a judicious amount in research and development expenditures. In mobile financial services, the Company primarily relies on its joint-venture partner’s longstanding and continued research and development, and as appropriately purchases the necessary technology. In 2011, the Company purchased $1.5 million in intellectual property from its joint-venture partner. In mobile security the Company has its own proprietary technology and is in constant development to address client and market needs.

Employees

The company increased its staff in 2011, primarily in its operating subsidiaries. At the corporate level key management positions were strengthened to better provide timely and effective oversight and drive business. At year-end 2011, total staff stood at 21 (6 in 2010). The Company continues to outsource contract employment as appropriate.

Item 1A. Risk Factors

The Company is exposed to a number of risks, including the following:

-	The Company may be unable to market and sell its products;
-	The Company’s sales are currently insufficient and its future prospects are dependent on the ability to market its products and services;
-	The Company has a history of operating at a significant loss;
-	The Company requires additional equity financing to continue operations and may be unable to obtain this financing;
-	If further equity financing is obtained, it will dilute the value of existing shareholders’ stock;
-

The Company has limited working capital with which to continue operations; The Company is active in competitive industries and faces competition from more established companies with greater financial resources and established sales and distribution capabilities;

-	The Company has a significant number of shares outstanding which may be eligible for resale under Rule 144 and which, if sold, could depress the market price of the Company’s shares.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash needs. We expect positive cash flow from operations in 2012 but there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

In the near term we will depend on outside capital to pay for the continued development of our business. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2011.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCQB under the symbol “ALYI ”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2011	HIGH	LOW

First Quarter	$0.20	$0.11
Second Quarter	$0.14	$0.09
Third Quarter	$0.14	$0.09
Fourth Quarter	$0.21	$0.12

Holders of Common Stock

On December 31, 2011, there were 332 holders of record of our common stock and there were 74,171,826, shares outstanding. There are an estimated 367 indirect holders of common shares in outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 332 registered shareholders and 367 non-registered shareholders at December 31, 2011.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, the Company issued 5,726,500 shares valued at $688,195 for services rendered during the year ended December 31, 2011; 10,524,012 shares valued at $1,335,395 for debt settlement and convertible debenture agreements, and 9,701,667 shares valued at $1,298,500 for share subscriptions.

During the year ended December 31, 2011, the Company issued:

  500,000 common shares valued at $15,000 for share subscriptions received in prior years,
  10,024,012 common shares valued at $1,275,395 for debt settlement and convertible debenture agreements,
  2,037,500 common shares valued at $248,625 for consulting services to be rendered during the period, and
  4,189,000 common shares valued at $528,070 for employment incentives in accordance with employment agreements,

In addition, the Company issued common shares for the following subscriptions received during the year:

  on June 15, 2011, the Company issued 3,333,333 common shares at $0.15 per share for total cash proceeds of $500,000, on July 14, 2011, the Company issued 1,935,000 common shares at $0.10 per share for total cash proceeds of $193,500, on August 2, 2011, the Company issued 600,000 common shares at $0.15 per share for total proceeds of $90,000, and on December 29, 2011, the Company issued 3,333,333 common shares at $0.15 per share for total cash proceeds of $500,000.

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

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. On October 20, 2011, the Company repaid the loan in full.

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

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. On August 22, 2011, the creditor submitted a Notice of Conversion to convert $113,333 of debt into 2,138,358 common shares of the company resulting in a full repayment of the loan. At December 31, 2011, the shares had not been issued to the creditor resulting in the full balance being included in obligation to issue shares.

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

On January 25, 2011, the Company signed a Promissory Note whereby the Company will repay a director $20,000 plus interest at 10% per annum on April 25, 2011. On April 25, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $20,500 under the previous Promissory Note and extended the maturity date to July 25, 2011. On July 24, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $21,013 under the previous Promissory Note and extended the maturity date to October 21, 2011. On October 21, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of 21,519 under the previous Promissory Note and extended the maturity date to April 18, 2012. As at December 31, 2011, $21,940 of principal and accrued interest on this note was included in Due to related parties.

On February 9, 2011, the Company signed a Promissory Note whereby the Company will repay a director $5,000 plus interest at 10% per annum on May 9, 2011. On May 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,125 under the previous Promissory Note and extended the maturity date to August 8, 2011. On August 8, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,253 under the previous Promissory Note and extended the maturity date to November 5, 2011. On November 4, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,378 under the previous Promissory Note and extended the maturity date to May 2, 2012. As at December 31, 2011, $5,463 of principal and accrued interest on this note was included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company will repay a director $8,988 plus interest at 10% per annum on May 11, 2011. On May 12, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,213 under the previous Promissory Note and extended the maturity date to August 10, 2011. On August 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,443 under the previous Promissory Note and extended the maturity date to November 7, 2011. On November 8, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,673 under the previous Promissory Note and extended the maturity date to May 7, 2012. As at December 31, 2011, $9,817 of principal and accrued interest on this note was included in Due to related parties.

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

Recent Issuance of Non- Restricted Securities

Employee and Consultant Retainer Stock Plan – 2008

During 2010, the Company issued restricted shares as compensation to key management. Juan Cubides, CEO of International Mobile Security Inc. received 1,000,000 shares, Luz Villanueva, CFO, received 1,000,000 shares and Erin Clancy received 250,000 shares, as part of 2010 compensation and sign up bonuses. During 2011, the Company issued restricted shares as compensation to key management. Michael Viadero, the new CFO, received 1,000,000 shares as sign up bonus, and Jesus Luzardo, VP - Sales, 500,000 as compensation bonus.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors”.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Alternet Systems Inc. offers mobile financial services and mobile and digital security solutions for the Western Hemisphere and globally.

Results of Operations:

Results of Operations are for the year ended December 31, 2011 compared to the year ended December 31, 2010.

The Company’s results, on a consolidated basis, reflected its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and two majority owned subsidiaries, International Mobile Security, Inc. (“IMS”) and Alternet Transactions Systems, Inc. (“ATS”) which also does business as Utiba Americas. Alternet has a controlling interest in both subsidiaries.

Net Sales

For the year ending December 31, 2011, the Company had net sales of $1,210,766. During the corresponding year ended December 31, 2010, the Company had net sales of 1,301,558, a decline of $90,792. Sales decreased slightly as our mobile financial services subsidiary, Utiba Americas or ATS experienced delays in anticipated license sales as a result of project postponements. ATS is still actively engaged in discussions with clients and expects to sign the projects in 2012. IMS has experienced a longer sale cycle than previously anticipated. Similarly the projects have migrated to 2012.

The objective of the Company’s marketing plan is to have two distinct product divisions over the next twelve months: Mobile Financial Transaction Services and Mobile Security.

Net Loss

For the year ending December 31, 2011, the Company had a net loss of $2,444,395 or ($0.04) per share, a decrease of 14% when compared to the net loss for the corresponding year December 31, 2010 of $2,847,011 or $(0.08) per share. The lower loss was due primarily to the significant decrease in financing costs, offset by the higher costs associated with implementing the company’s strategy, as reflected by the increase in management and consulting fees, professional fees, salaries and other operating expenses for the year ended December 31 2011 compared to prior year.

Selling, General and Administrative Expenses

For the year ended December 31, 2011, the Company incurred office and general expenses of $80,631, compared to the $61,446 for the previous year. Marketing expenses for the year ending December 31, 2011 was $11,727, down from $89,092 for the year ending December 31, 2010. While investor relations costs were significantly scaled back to $40,650, from $734,478 for the prior year.

Management and consulting fees increased to $989,341 for the year ending December 31, 2011 compared to the $605,988 incurred in 2010. Professional fees also increased, reaching $318,387, up from $262,058 incurred in the previous year. The increase in management consulting expense for the year ended December 31 2011 is a result of increased staffing levels compared to the corresponding year ending December 31, 2010. Salaries increased to $1,005,585 versus $411,033 the prior year, an increase of $594,552, reflecting the increase in staff from 6 to 21.

Accounts payable were $1,802,876 at December 31, 2011 compared to accounts payable of $1,003,828 at December 31, 2010. Accounts receivable increased to $2,215,586 for the 2010 versus $856,339 for 2010. Both items reflect the timing impact of sales closed at the end of the year.

Interest and other expenses

The Company’s bank charges and interest expense decreased to $48,053 for year ended December 31, 2011 compared to $118,920 the previous year. Financing costs were slashed to $0 in 2011, down from $1,096,670 the prior year, due to the Company’s decision to cease issuing convertible debentures.

Liquidity and Capital Resources

As at December 31, 2011, the Company had $77,312 cash in the bank, shares subscriptions receivable of $4,000 and accounts receivable of $2,215,586. At December 31, 2011, the Company had a working capital deficiency of $1,110,301. The Company is currently pursuing financing to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Plan of Operation

Over the next 12 months, the Company will be continue selling mobile financial services, in the form of software licenses and, increasingly more given market demand, as a service, commonly referred to as Software as a Services (SaaS), through its subsidiary Alternet Transaction Systems (dba Utiba Americas). Through International Mobile Security (IMS) the Company will continue to sell its mobile and digital security software and services. Targeted industries include, government and law enforcement.

Mobile Financial Services

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

Since launching in 2010 the Company has implemented mobile financial service solutions in Bolivia, Colombia, Ecuador and Guatemala, with further implementations under way in Venezuela and Honduras. Revenue will come from organic growth of its existing operations, primarily from its hosted service, and the company has a robust sales pipeline with many qualified opportunities throughout the region. The Company also benefits from its name recognition and reputation, being one of the leading names in mobile financial services.

Sales and marketing is accomplished through the Company’s existing sales staff, who contact potential clients directly, and through agent sales, channel partners, trade shows and industry associations. Recently the Company’s joint-venture partner Utiba entered into a global strategic relationship with MasterCard that is expected to further enhance the Company’s business opportunities and open additional doors with financial institutions.

Marketing materials- brochures, web sites, and technical specifications are continuously updated and an increased emphasis is being placed on its offerings for specific vertical industries, specifically the telecom, financial, utilities and transportation sectors.

The Company has been successful in capturing a leading market share in regional deployments and is widely recognized as having among the broadest and most robust product offerings. The SaaS product offering has been successfully launched, has garnered a key client in Guatemala, and is continuing to receive widespread interest. In 2012 the Company expects to leverage its market leadership and regional footprint to garner additional profitable business and market share and aggressively replicate the SaaS business model throughout the region.

Digital and Mobile Security Software and Services

International Mobile Security (IMS) finalized the acquisition of proprietary technology in early 2011 and is well-positioned to offer software and security products in the global market segments of law enforcement, corporate and consumer sales. Sales efforts will be conducted in house and through value added resellers. Drivers of demand include smart phones and the newly arrived mobile tablet computers.

Conclusion

The Company has positioned itself as the regional go to, if not preferred, provider of mobile financial services and solutions and is confident in the future demand for its products and services. However, there can be no assurance that sales will increase in the future. The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

Funds Required For the Next 12 Months of Operations

Based on the staffing required to properly address market demand and service customers the Company anticipates the following for monthly cash expenses in the next 12 months (excluding the cost of any share issuances which may be made pursuant to management agreements between the Company and senior management):

Wages/Salaries/Management Fees	$375,000
Product Development/Intellectual Property	$50,000
Travel	$65,000
Advertising & Marketing	$25,000
Professional Fees	$25,000
General & Administrative	$60,000
Total Monthly Expenses	$600,000

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

Item 8. Financial Statements and Supplementary Data

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hamilton

PC 2121 S. Oneida St., Suite 312
Denver, CO 80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alternet Systems Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of Alternet Systems Inc., and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems Inc. as of December 31, 2011 and 2010, and the result of its operations and its cash flows for the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
March 28, 2012

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

As at December 31, 2011 and December 31, 2010

	2011	2010
ASSETS

Current Assets
Cash	$77,312	$13,718
Accounts receivable	2,215,586	856,339
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	335,010	218,832
	2,631,908	1,092,889
Fixed assets (Note 3)	142,408	2,544
Intellectual property (Note 4)	1,600,000	-
TOTAL ASSETS	$4,374,316	$1,095,433

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$1,802,876	$1,003,828
Wages payable	321,285	396,156
Accrued taxes	505,833	224,324
Customer deposits (Note 2)	655,828	144,000
Deferred income (Note 2)	359,400	142,312
Other loans payable (Note 5)	2,448	313,313
Due to related parties (Note 5 and 8)	50,040	133,181
Current portion of capital leases (Note 6)	44,499	-
	3,742,209	2,357,114
Capital leases (Note 6)	23,142	-
TOTAL LIABILITIES	3,765,351	2,357,114

STOCKHOLDERS' EQUITY
Capital stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 74,171,876 common shares (2010 - 48,219,648)	738	483
Additional paid-in capital	11,171,559	7,860,223
Private placement subscriptions (Note 7)	630,362	145,362
Obligation to issue shares	113,333	108,000
Deferred compensation (Note 9)	-	(79,832)
Deficit	(11,626,148)	(9,181,753)
	289,844	(1,147,517)
Non-controlling interest	319,121	(114,164)
TOTAL STOCKHOLDERS' EQUITY	608,965	(1,261,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,374,316	$1,095,433

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

	2011	2010
REVENUE
Sales	$1,219,421	$1,711,163
Sales discounts	(8,655)	(409,605)
TOTAL REVENUE	1,210,766	1,301,558
COST OF SALES
Direct cost of sales	1,122,536	838,794
GROSS PROFIT	88,230	462,764
OPERATING EXPENSES
Bad debt	3,023	21,055
Bank charges and interest	48,053	118,920
Depreciation	25,525	1,008
Interest on capital leases	6,284	-
Investor relations	40,650	734,478
Licenses, dues, and insurance	8,873	1,163
Management and consulting	989,341	605,988
Marketing	11,727	89,092
Office and general	80,631	61,446
Professional fees	318,387	262,058
Rent	86,388	49,318
Salaries	1,005,585	411,033
Telephone and utilities	30,976	14,553
Travel	226,959	88,686
TOTAL OPERATING EXPENSES	2,882,402	2,458,798
NET LOSS BEFORE OTHER ITEMS	(2,794,172)	(1,996,034)
OTHER ITEMS
Customer fees	187	403
Other income/(expense)	2,231	-
Loss on disposal of assets	-	(1,411)
Gain (Loss) on debt settlement	(303,622)	440,468
Financing costs	-	(1,096,670)
Forgiveness and adjustment of old accounts payable	-	83,833
Increase (decrease) in derivative liability	(165,734)	(400,664)
NET LOSS BEFORE NON-CONTROLLING INTEREST	$(3,261,110)	$(2,970,075)

NON-CONTROLLING INTEREST	(816,715)	(123,064)
NET LOSS ATTRIBUTABLE TO ALTERNET
SYSTEMS INC. FOR THE PERIOD	$(2,444,395)	$(2,847,011)
BASIC NET LOSS PER SHARE	$(0.04)	$(0.08)
WEIGHTED COMMON SHARES OUTSTANDING	60,474,129	35,046,924

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011 and 2010

	2011	2010
OPERATING ACTIVITIES
Net loss from operations attributable to Alternet Systems Inc.	$(2,444,395)	$(2,847,011)
Non-controlling interest	(816,715)	(123,064)
Add: Items Not Affecting Cash
Depreciation	25,525	1,008
Shares for services	641,195	440,750
Reversal of shares for services	-	(40,000)
Shares for debt	1,302,896	1,249,919
Loss on disposal of assets	-	1,411
Deferred compensation	79,832	565,349
(Gain) loss on debt settlement	303,622	(440,468)
Value of debt for share conversion features	-	881,891
Changes In Non-Cash Working Capital:
Accounts receivable	(1,359,247)	(819,754)
Share subscriptions receivable	-	4,900
Prepaids and deposit	(116,178)	(218,832)
Accounts payable and accrued charges	485,161	832,190
Wages payable	(170,303)	(339,559)
Accrued taxes	281,509	142,585
Customer deposits	511,828	144,000
Deferred income	217,088	142,312
Due to related parties	(83,141)	50,265
	(1,141,323)	(372,108)
INVESTING ACTIVITIES
Acquisition of fixed assets	(165,389)	(371)
Acquisition of intellectual property	(100,000)	-
	(265,389)	(371)
FINANCING ACTIVITIES
Change in loans payable	(341,835)	394,384
Change in capital leases	67,641	-
Derivative liability	-	(71,879)
Deferred financing costs	-	30,920
Net proceeds on sale of common stock and subscriptions	1,783,500	15,000
Share issue costs	(39,000)	-
	1,470,306	368,425
OTHER COMPREHENSIVE INCOME	-	(82)
NET CHANGE IN CASH DURING THE PERIOD	63,594	(4,136)
CASH, BEGINNING OF PERIOD	13,718	17,854
CASH, END OF PERIOD	$77,312	$13,718

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Balance December 31, 2009	20,252,770	202	5,257,695	225,415	(6,569,744)	(645,181)	83,196	235,084	8,900	(1,404,433)
Issuance of common stock for services at $0.065 per share - Jan 5, 2010	250,000	2	16,248	-	-	-	(16,250)	-	-	-
Issuance of common stock for debt at $0.065 per share - Jan 5, 2010	414,554	4	26,942	-	-	-	(26,946)	-	-	-
Issuance of common stock for debt at $0.10 per share - Feb 18, 2010	1,000,000	10	99,990	-	-	-	-	-	-	100,000
Issuance of common stock for debt at $0.13 per share - April 19, 2010	500,000	5	64,995	-	-	-	-	-	-	65,000
Issuance of common stock for debt at $0.06 per share - May 5, 2010	800,000	8	49,592	-	-	-	-	-	-	49,600
Issuance of common stock for debt at $0.06 per share - May 11, 2010	769,231	8	46,146	-	-	-	-	-	-	46,154
Issuance of common stock for debt at $0.045 per share - May 12, 2010	800,000	8	35,992	-	-	-	-	-	-	36,000
Issuance of common stock for debt at $0.05 per share - May 19, 2010	611,077	6	30,548	-	-	-	-	-	-	30,554
Issuance of common stock for debt at $0.04 per share - May 20, 2010	1,600,000	16	63,984	-	-	-	-	-	-	64,000
Issuance of common stock for debt at $0.05 per share - May 21, 2010	3,266,667	33	163,300	-	-	-	-	-	-	163,333
Issuance of common stock for debt at $0.03 per share - June 1, 2010	923,680	9	27,701	-	-	-	-	-	-	27,710

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Issuance of common stock for debt at $0.03 per share - June 17, 2010	7,076,297	71	212,218	-	-	-	-	-	-	212,289
Issuance of common stock for debt at $0.04 per share - July 22, 2010	3,331,604	34	133,231	-	-	-	-	-	-	133,265
Issuance of common stock for services at $0.085 per share - July October 5, 2010	3,150,000	32	267,718	-	-	-	(76,500)	-	-	191,250
Issuance of common stock for debt at $0.14 per share - November 23, 2010	1,258,604	13	176,192	-	-	-	-	-	-	176,205
Issuance of common stock for debt at $0.14 per share - November 30, 2010	521,801	5	73,047	-	-	-	-	-	-	73,052
Issuance of common stock for debt at $0.13 per share - December 22, 2010	559,672	6	72,751	-	-	-	-	-	-	72,757
Issuance of common stock for services at $0.13 per share - December 22, 2010	500,000	5	64,995	-	-	-	-	-	-	65,000
Share subscriptions issued	633,691	6	95,047	(95,053)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	15,000	-	-	-	-	-	15,000
Value of debt for share conversion features	-	-	881,891	-	-	-	-	-	-	881,891
Services provided per term of contracts	-	-	-	-	-	749,849	-	-	-	749,849
Obligation to issue shares per consulting agreement	-	-	-	-	-	(184,500)	184,500	-	-	-
Reversal of obligation to issue shares	-	-	-	-	-	-	(40,000)	-	-	(40,000)
Net loss for the year	-	-	-	-	(2,446,347)	-	-	-	-	(2,446,347)
Foreign exchange translation adjustment	-	-	-	-	-	-	-	(82)	-	(82)
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(400,664)	-	(400,664)
Non-controlling interest	-	-	-	-	-	-	-	-	(123,064)	(123,064)
Balance December 31, 2010	48,219,648	483	7,860,223	145,362	(9,016,091)	(79,832)	108,000	(165,662)	(114,164)	(1,261,681)

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Issuance of common stock for debt at $0.155 per share - February 25, 2011	1,220,363	12	189,144	-	-	-	-	-	-	189,156
Issuance of common stock for debt at $0.13 per share - April 12, 2011	2,214,276	22	287,834	-	-	-	-	-	-	287,856
Issuance of common stock for debt at $0.13 per share - April 19, 2011	1,498,000	15	194,726	-	-	-	-	-	-	194,741
Issuance of common stock for services at $0.13 per share - April 19, 2011	1,289,000	13	167,557	-	-	-	-	-	-	167,570
Issuance of common stock for debt at $0.13 per share - April 21, 2011	444,079	4	57,726	-	-	-	-	-	-	57,730
Issuance of common stock for services at $0.13 per share - April 21, 2011	600,000	6	77,994	-	-	-	(78,000)	-	-	-
Issuance of common stock for services at $0.12 per share - May 3, 2011	1,500,000	15	179,985	-	-	-	(120,000)	-	-	60,000
Issuance of common stock for debt at $0.10 per share - May 13, 2011	1,016,613	10	101,651	-	-	-	-	-	-	101,661
Issuance of common stock for services at $0.12 per share - June 7, 2011	400,000	4	47,996	-	-	-	-	-	-	48,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Issuance of common stock for services at $0.11 per share - June 8, 2011	250,000	3	27,497	-	-	-	-	-	-	27,500
Issuance of common stock for cash at $0.10 per share - June 15, 2011	3,333,333	33	499,967	-	-	-	-	-	-	500,000
Issuance of common stock for services at $0.11 per share - June 21, 2011	250,000	2	27,498	-	-	-	-	-	-	27,500
Issuance of common stock for services at $0.10 per share - July 7, 2011	250,000	2	24,998	-	-	-	(25,000)	-	-	-
Issuance of common stock for cash at $0.10 per share - July 14, 2011	1,935,000	19	193,481	(193,500)	-	-	-	-	-	-
Issuance of common stock for debt at $0.10 per share - July 14, 2011	252,934	2	25,291	-	-	-	-	-	-	25,293
Issuance of common stock for debt at $0.12 per share - July 20, 2011	2,265,207	23	271,802	-	-	-	-	-	-	271,825
Issuance of common stock for debt at $0.13 per share - July 25, 2011	133,304	1	17,329	-	-	-	-	-	-	17,330
Issuance of common stock for cash at $0.15 per share - August 2, 2011	600,000	6	89,994	-	-	-	-	-	-	90,000
Issuance of common stock for debt at $0.12 per share - August 2, 2011	733,333	7	87,993	-	-	-	-	-	-	88,000
Issuance of common stock for services at $0.11 per share - August 11, 2011	112,500	1	12,374	-	-	-	-	-	-	12,375

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Issuance of common stock for services at $0.12 per share - August 16, 2011	112,500	1	13,499	-	-	-	-	-	-	13,500
Issuance of common stock for debt at $0.12 per share - September 15, 2011	500,000	5	59,995	-	-	-	-	-	-	60,000
Cancellation of common stock issued for services at $0.13 per share - April 19, 2011	(250,000)	(3)	(32,497)	-	-	16,250	-	-	-	(16,250)
Issuance of common stock for services at $0.14 per share - November 21, 2011	100,000	1	13,999	-	-	-	-	-	-	14,000
Issuance of common stock for services at $0.14 per share - November 22, 2011	112,500	1	15,749	-	-	-	-	-	-	15,750
Issuance of common stock for services at $0.14 per share - December 7, 2011	1,000,000	10	139,990	-	-	-	-	-	-	140,000
Issuance of common stock for cash at $0.15 per share - December 29, 2011	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-
Issuance of common stock for debt at $0.17 per share - December 29, 2011	245,903	2	41,802	-	-	-	-	-	-	41,804
Share issue costs	-	-	(39,000)	-	-	-	-	-	-	(39,000)
Share subscriptions from prior years issued	500,000	5	14,995	(15,000)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	1,193,500	-	-	-	-	-	1,193,500
Services provided per term of contracts	-	-	-	-	-	76,082	-	-	-	76,082
Obligation to issue shares per consulting agreements	-	-	-	-	-	(12,500)	(10,000)	-	-	(22,500)
Obligation to issue shares per employment agreement	-	-	-	-	-	-	100,000	-	-	100,000

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Obligation to issue shares per
consulting agreement	-	-	-	-	-	-	25,000	-	-	25,000
Obligation to issue shares per Debt Settlement agreement	-	-	-	-	-	-	113,333	-	-	113,333
Subsidiary shares to be issued to non-controlling interest	-	-	-	-	-	-	-	-	1,250,000	1,250,000
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)
Non-controlling interest	-	-	-	-	-	-	-	-	(816,715)	(816,715)
Net loss for the year	-	-	-	-	(2,278,661)	-	-	-	-	(2,278,661)
Balance December 31, 2011	74,171,826	738	11,171,559	630,362	(11,294,752)	-	113,333	(331,396)	319,121	608,965

The accompanying notes are an integral part of these financial statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”), through its subsidiaries, provides leading edge mobile financial solutions and mobile security and related solutions. The former offered throughout the Western Hemisphere, but most actively in South America, and the latter has global reach.

Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. In 2001 the Company changed its name to SchoolWeb Systems Inc. and then, in 2002, to Alternet Systems, Inc. On December 31, 2007 the Company executed a merger with TekVoice Communications, Inc. of Miami, Florida. Since then the Company has changed business focus and strategy to mobile financial services and mobile security. In 2011 TekVoice became inactive.

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2011 the Company had a working capital deficiency of $1,110,301. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, and ultimately attaining profitable operations.

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
  Alternet Financial Solutions, L.L.C, wholly-owned subsidiary of Alternet
  Alternet Payment Solutions, L.L.C, wholly-owned subsidiary of Alternet

The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Equipment

Fixed assets are recorded at cost and depreciated at the following rates:

Computer equipment	-	30% declining balance basis
Computer software	-	30% declining balance basis
Equipment	-	20% declining balance basis

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

Revenue Recognition

The Company derives its revenues from the sale of licenses of software, implementation services, support services and hosted services (SaaS – Software as a Service). Revenues are recognized when title transfers or services are rendered.

a)	Revenue from the sale of licenses is recognized when the title of the license transfers to the customer.
b)	Revenue from implementation services performed is recognized upon completion of the service.
c)	Revenue from support services is recognized as earned.
d)	Revenue from telecommunications services are recognized when billed, which occurs at the end of the month the services are provided.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Balance Sheet Topic 210), which is effective for financial statements issued for interim and annual periods beginning on or after January 1, 2013. This update facilitates comparison between financial statements presented under US GAAP and financial statements prepared under IFRS. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (Comprehensive Income Topic 220), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update defers some of the requirements relating to the reclassification of items out of Other Comprehensive Income under ASU 2011-05. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

NOTE 3 – FIXED ASSETS

	December 31, 2011
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$344,252	$321,912	$22,340
Computer equipment – capital lease	137,790	20,669	117,121
Computer software	75,128	72,552	2,576
Equipment	10,576	10,205	371
	$567,746	$425,338	$142,408

	December 31, 2010
		Accumulated	Net Book
	Cost	Amortization	Value

Computer equipment	$319,221	$317,702	$1,519
Computer software	72,560	71,999	561
Equipment	10,576	10,112	464
	$402,357	$399,813	$2,544

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties. As of December 31, 2011, the Company has $68,900 included in accounts payable and accrued charges relating to this agreement.

In December 2011, the Company purchased four software licenses from Utiba Pte., a non-controlling interest investor in ATS, valued at $1,500,000.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS

Convertible Debentures

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

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carries interest at the rate of 10% per annum and is due on May 18, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. On October 20, 2011, the Company repaid the loan in full.

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

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carries interest at the rate of 10% per annum and is due on July 30, 2010. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. On August 22, 2011, the creditor submitted a Notice of Conversion to convert $113,333 of debt into 2,138,358 common shares of the company resulting in a full repayment of the loan. At December 31, 2011, the shares had not been issued to the creditor resulting in the full balance being included in obligation to issue shares.

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

On January 25, 2011, the Company signed a Promissory Note whereby the Company will repay a director $20,000 plus interest at 10% per annum on April 25, 2011. On April 25, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $20,500 under the previous Promissory Note and extended the maturity date to July 25, 2011. On July 24, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $21,013 under the previous Promissory Note and extended the maturity date to October 21, 2011. On October 21, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of 21,519 under the previous Promissory Note and extended the maturity date to April 18, 2012. As at December 31, 2011, $21,940 of principal and accrued interest on this note was included in Due to related parties.

On February 9, 2011, the Company signed a Promissory Note whereby the Company will repay a director $5,000 plus interest at 10% per annum on May 9, 2011. On May 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,125 under the previous Promissory Note and extended the maturity date to August 8, 2011. On August 8, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,253 under the previous Promissory Note and extended the maturity date to November 5, 2011. On November 4, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,378 under the previous Promissory Note and extended the maturity date to May 2, 2012. As at December 31, 2011, $5,463 of principal and accrued interest on this note was included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company will repay a director $8,988 plus interest at 10% per annum on May 11, 2011. On May 12, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,213 under the previous Promissory Note and extended the maturity date to August 10, 2011. On August 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,443 under the previous Promissory Note and extended the maturity date to November 7, 2011. On November 8, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,673 under the previous Promissory Note and extended the maturity date to May 7, 2012. As at December 31, 2011, $9,817 of principal and accrued interest on this note was included in Due to related parties.

On March 2, 2011, the Company signed a Promissory Note whereby the Company will repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. On July 14, 2011, the director of the Company sold the loan to an unrelated third party. On August 8, 2011, the creditor converted $110,000 of debt into 733,333 common shares of the company resulting in a full repayment of the loan.

NOTE 6 – CAPITAL LEASE

On April 27, 2011, the Company signed a Lease Agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As at December 31, 2011, the balance on the lease was $55,132.

On September 26, 2011, the Company signed another Lease Agreement with the same creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 14.19% and expires on September 26, 2013. As at December 31, 2011, the balance on the lease was $12,509.

The remaining required principal payments over the next two fiscal years are as follows:

2012	$ 44,499
2013	$ 23,141

NOTE 7 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001. As at December 31, 2011, 74,171,826 shares of common stock were issued and outstanding.

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

The Company is obligated to issue 2,138,358 common shares valued at $113,333 as at December 31, 2011 in accordance with a debt settlement agreement. At December 31, 2010, the Company was obligated to issue 600,000 common shares valued at $108,500 in accordance with a consulting incentive. During year ended December 31, 2010, a liability to issue 200,000 shares valued at $40,000 owed to one consultant was reversed to consulting fees as the consultant had not performed the services in accordance with the contract.

During the year ended December 31, 2011, the Company issued 5,726,500 shares valued at $714,195 for services rendered during the year ended December 31, 2011; 10,524,012 shares valued at $1,335,395 for debt settlement and convertible debenture agreements, and 9,701,667 shares valued at $1,298,500 for share subscriptions.

During the year ended December 31, 2011, the Company issued:

  500,000 common shares valued at $15,000 for share subscriptions received in prior years,
  10,024,012 common shares valued at $1,275,395 for debt settlement and convertible debenture agreements,
  2,037,500 common shares valued at $248,625 for consulting services to be rendered during the period, and
  4,189,000 common shares valued at $528,070 for employment incentives in accordance with employment agreements,

In addition, the Company issued common shares for the following subscriptions received during the year:

  on June 15, 2011, the Company issued 3,333,333 common shares at $0.15 per share for total cash proceeds of $500,000, on July 14, 2011, the Company issued 1,935,000 common shares at $0.10 per share for total cash proceeds of $193,500, on August 2, 2011, the Company issued 600,000 common shares at $0.15 per share for total proceeds of $90,000, and on December 29, 2011, the Company issued 3,333,333 common shares at $0.15 per share for total cash proceeds of $500,000.

During the year ended December 31, 2011, the Company also received $500,000 for share subscriptions for which shares have not been issued by the end of the period. As at December 31, 2011, the Company has $630,362 (December 31, 2010 - $145,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at December 31, 2011 or December 31, 2010 were not used to compute the total weighted average shares outstanding as at December 31, 2011 or December 31, 2010 respectively and were thus not used in the basic net loss per share calculation.

Warrants

The Company’s warrant transactions are summarized as follows:

	December 31, 2011		December 31, 2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Warrants	Price	Warrants	Price

Balance, beginning of period	-	-	-	-
Issued	6,569,444	0.23	-	-

Balance, end of period	6,569,444	0.23	-	-

a)

In conjunction with the 3,333,333 common shares issued on June 15, 2011, the Company issued 2,000,000 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $207,846 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13%. In addition to these warrants, the Company signed a Stock Grant Agreement with the shareholder allowing the shareholder to receive up to an additional 569,444 shares of the Company (“bonus shares”). The shareholder will receive 0.284722 bonus shares for each warrant exercised. The bonus shares were valued at $68,333 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13%. As at September 30, 2011, the Company had 2,000,000 warrants with an exercise price of $0.25 expiring on December 31, 2012 outstanding.

b)

In conjunction with two subscription agreements signed on December 21, 2011, the Company issued 4,000,000 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $398,752 calculated using the Black-Scholes option pricing model assuming a life expectancy of 1.53 years, a risk free rate of 0.01%, a forfeiture rate of 0%, and volatility of 180.97%.

All warrants issued as at December 31, 2011 can be called by the Company in the event the average closing price of the common stock of the Company for any 60 day period is $0.40 or greater.

The following table summarizes the warrants outstanding at December 31, 2011:

Warrants	Exercise
outstanding	price	Expiry date
	$
2,000,000	0.25	December 31, 2012
569,444	0.00	December 31, 2012
4,000,000	0.25	June 30, 2013

NOTE 8 - RELATED PARTY TRANSACTIONS

As at December 31, 2011, a total of $282,801 (December 31, 2010 - $450,647) was payable to directors and officers of the Company of which $282,801 (December 31, 2010 - $388,869) was non-interest bearing and had no specific terms of repayment, $Nil (December 31, 2010 - $122,360) relates to a convertible debenture detailed in Note 5, and $37,220 (December 31, 2010 - $Nil) relates to loans detailed in Note 5. Of the amount payable, $47,368 (December 31, 2010 - $40,388) was included in accounts payable for expense reimbursements and $185,393 (December 31, 2010 - $340,660) was included in wages payable for accrued fees.

During the year ended December 31, 2011, the Company expensed a total of $767,870 (December 31, 2010 - $847,610) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $185,393 (December 31, 2010 - $373,394) has been accrued, $354,907 (December 31, 2010 - $474,216) has been paid in cash, and $227,570 (December 31, 2010 - $Nil) has been paid through the issuance of shares. In addition, during the year ended December 31, 2010, $630,000 of deferred compensation relating to shares issued in June 2008 to a director of the Company was expensed to investor relations.

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company’s common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company’s common stock valued at $187,570 to three directors of the Company for consulting and management fees.

During the year ended December 31, 2010, the Company issued 3,010,087 shares of the Company’s common stock valued at $90,303 to two directors of the Company and 1,836,890 shares of the Company’s common stock valued at $55,107 to a previous director of the Company for accrued consulting fees and investor relations.

During the year ended December 31, 2011, the Company held an accounts receivable from a company with a director in common with the Company for $1,552,258 (VEF 6,674,709) of which $1,049,000 (VEF 4,510,700) is included in revenue, $388,628 (VEF 1,671,100) is included in customer deposits, and $114,630 (VEF 492,909) is included in deferred income.

NOTE 9 – DEFERRED COMPENSATION

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

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the year ended December 31, 2011, the Company expensed $76,082 (December 31, 2010 - $749,849) relating to the above contracts. At December 31, 2011, the unamortized portion of the deferred compensation totalled $Nil (December 31, 2010 - $79,832). The shares issued were all valued at their market price on the date of issuance or in accordance with defined agreement terms.

NOTE 10 – LAWSUITS

On October 16, 2009, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2011, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2011, the full amount has been accrued and is included in accounts payable.

NOTE 11 – SUBSEQUENT EVENTS

  On January 3, 2012, the Company issued 3,333,333 common shares of the Company to an investor for $500,000 of subscriptions received during the year ended December 31, 2011.
  On February 22, 2012, the Company issued 60,000 common shares to settle accounts payable of $9,000.

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

As of December 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Henryk Dabrowski, President and Chairman

Mr. Dabrowski is a successfully serial entrepreneur with more than 25 years of experience in the IT and telecommunications industries. He has founded, grown and sold multiple businesses in the systems integration, computer and IP telephony sectors in North and South America, and managed and expanded multi-country operations in Europe and the Americas.

After co-founding and growing multi-million dollar integrations firm, RKM IT of Venezuela, Mr. Dabrowski served as COO/President of Vox2Vox Communications in Miami, a multi-million dollar IP telecommunications and value added services company, with presence in three continents and eight countries. After Vox2Vox he served as President of TekVoice Communications Inc., a Miami FL – based Voice over IP telecommunications company, which merged with Alternet Systems Inc. in 2008.

Fabio Alvino, Director and VP of Business Development

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

Robin Bjorklund, Director

Mr. Bjorklund has an extensive background in building successful multi-million dollar companies from start-up to profitability. Over the past 5 years he has worked as a venture capitalist and as a consultant with Alternet Systems Inc.

Michael Viadero, Chief Financial Officer (CFO)

Mr. Viadero is a finance executive with broad experience in multiple disciplines, diverse industries and markets throughout Latin America. With over 30 years of experience managing multi-functional organizations and operations at MasterCard International, W.R. Grace and First Chicago. Prior to joining Alternet he was Regional Financial Officer for MasterCard International, responsible for financial operations, product and service pricing strategy, and transitioning the company from privately-held to public entity, including compliance with Sarbanes-Oxley Act.

Angel Pacheco, Chief Technical Officer (CTO)

Mr. Pacheco brings more than twenty years of experience in C-level positions for companies in the financial and mobile payment industries in the United States, Europe, Latin America and Asia Pacific. Most recently, he was a founder of mobile linked payments provider, Dinarii Systems, which provides end-to-end transaction processing technology to implement stored value card programs and mobile banking services. A serial entrepreneur and visionary technologist, Mr. Pacehco’s ventures focus on bringing efficiency to inefficient markets, which is what has inspired him to pursue the field of mobile payments and to join the Alternet team. As Chief Technology Officer of Alternet Angel helps the company and its subsidiaries anticipate the convergence of prepaid, debit and credit cards and the mobile payment platform.

Erin Clancy, Vice President Marketing

Experienced international executive with more than 15 years experience in start-up and early stage growth companies in a multitude of industries but with a depth of experience in telecommunications and IT based products. Specialized in launching new products in high growth, emerging markets across international boundaries, and articulating value propositions to new customer segments. Multi-lingual and adept at managing in multi-cultural environments.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen- sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)	All other Compen- sation ($) (i)
Henryk Dabrowski President and Chairman	2011 2010 2009	165,000 140,000 140,000	82,500 70,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Fabio Alvino Director	2011 2010 2009	130,000 130,000 120,000	65,000 65,000 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Robin Bjorklund Director	2011 2010 2009	0 102,000 102,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

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

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street Miami, FL 33143	President, Director	5,819,930	7.30%
Fabio Alvino 2627 S. Bayshore Drive, Apt. 1501 Miami, FL 33133	Vice President of Business Development	3,885,815	4.88%
Robin Bjorklund 473-1027 Davie Street Vancouver BC V6E 4L2	Director	5,575,670	7.00%
Directors, Officers and 5% stockholders in total		15,281,415

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

As at December 31, 2011, a total of $282,801 (December 31, 2010 - $450,647) was payable to directors and officers of the Company of which $282,801 (December 31, 2010 - $388,869) was non-interest bearing and had no specific terms of repayment, $Nil (December 31, 2010 - $122,360) relates to a convertible debenture, and $37,220 (December 31, 2010 - $Nil) relates to loans payable. The convertible debentures and loans payable are described in Note 5 of the Company’s financial statements.

During the year ended December 31, 2011, the Company expensed a total of $767,870 (December 31, 2010 - $847,610) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred to officers and directors, $185,393 (December 31, 2010 - $373,394) was accrued, $354,907 (December 31, 2010 - $474,216) was paid in cash, and $227,570 (December 31, 2010 - $Nil) was paid through the issuance of shares

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company’s common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company’s common stock valued at $187,570 to three directors of the Company for consulting and management fees.

During the year ended December 31, 2011, the Company held an accounts receivable from a company with a director in common with the Company for $1,552,258 (VEF 6,674,709) of which $1,049,000 (VEF 4,510,700) is included in revenue, $388,628 (VEF 1,671,100) is included in customer deposits, and $114,630 (VEF 492,909) is included in deferred income.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$57,330	$46,670
Audit Related Fees	Nil	$660

	Year Ended
	December 31, 2011	December 31, 2010
Tax Fees	$3,988	$3,500
All Other Fees	Nil	Nil
Total	$61,318	$50,830

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

ALTERNET SYSTEMS INC.

By: /s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
March 28, 2012

By: /s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary,Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
March 28, 2012	Officer)
March 28, 2012