Form 10-Q
period 2012-03-31
ALTERNET SYSTEMS INC
filed 2012-05-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14th, 2012
Common Stock, $0.00001 par value per share	80,499,131 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2012

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
As at March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$224,294	$77,312
Accounts receivable	2,132,643	2,215,586
Share subscriptions receivable	54,000	4,000
Prepaids and deposits	317,636	335,010
	2,728,573	2,631,908
Fixed assets (Note 3)	131,737	142,408
Intellectual property (Note 4)	1,600,000	1,600,000

TOTAL ASSETS	$4,460,310	$4,374,316

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$1,825,058	$1,802,876
Wages payable	402,435	321,285
Accrued taxes	572,702	505,833
Customer deposits (Note 2)	609,828	655,828
Deferred income (Note 2)	388,748	359,400
Other loans payable (Note 5)	312,541	2,448
Due to related parties (Note 5 and 8)	50,949	50,040
Current portion of capital leases (Note 6)	46,148	44,499
	4,208,409	3,742,209
Capital leases (Note 6)	10,948	23,142
TOTAL LIABILITIES	4,219,357	3,765,351

STOCKHOLDERS' EQUITY
Capital stock (Note 7) Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 79,816,017 common shares (2011 – 74,171,876)	794	738
Additional paid-in capital	12,365,285	11,171,559
Private placement subscriptions (Note 7)	530,362	630,362
Obligation to issue shares	-	113,333
Deficit	(12,653,558)	(11,626,148)
	242,883	289,844
Non-controlling interest	(1,930)	319,121
TOTAL STOCKHOLDERS' EQUITY	240,953	608,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,460,310	$4,374,316

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2012	2011
REVENUE
Sales	$59,285	$24,467
COST OF SALES
Direct cost of sales	37,967	27,493
GROSS PROFIT	21,318	(3,026)

OPERATING EXPENSES
Bad debt	-	3,023
Bank charges and interest	12,917	18,580
Depreciation	10,671	179
Interest on capital leases	2,337	-
Investor relations	26,370	40,095
Licenses, dues, and insurance	521	-
Management and consulting	331,895	140,917
Marketing	16,681	1,800
Office and general	12,986	5,076
Professional fees	92,437	39,806
Rent	31,696	17,623
Salaries	227,964	245,901
Telephone and utilities	16,897	4,739
Travel	48,321	37,009
TOTAL OPERATING EXPENSES	831,693	554,748

NET LOSS BEFORE OTHER ITEMS	(810,375)	(557,774)

OTHER ITEMS
Customer fees	-	96
Interest income	367	-
Gain (Loss) on debt settlement	(536,574)	-
Increase (decrease) in derivative liability	-	(116,323)
	(536,207)	(116,227)

NET LOSS BEFORE INCOME TAXES	(1,346,582)	(674,001)

INCOME TAXES	1,879	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(1,348,461)	$(674,001)

NON-CONTROLLING INTEREST	(321,051)	(124,491)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(1,027,410)	$(549,510)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED COMMON SHARES OUTSTANDING	78,094,544	47,984,562

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2012	2011

OPERATING ACTIVITIES
Net loss from operations attributable to Alternet Systems Inc.	$(1,027,410)	$(549,510)
Non-controlling interest	(321,051)	(124,491)
Add: Items Not Affecting Cash
Depreciation	10,671	179
Shares for services	34,875	70,000
Shares for debt	-	189,156
Deferred compensation	-	60,334
(Gain) loss on debt settlement	536,574	-
Changes In Non-Cash Working Capital:
Accounts receivable	82,943	138,271
Prepaids and deposits	17,374	18,844
Accounts payable and accrued charges	31,182	13,993
Wages payable	81,150	242,844
Accrued taxes	66,869	9,756
Customer deposits	(46,000)	40,200
Deferred income	29,348	20,176
Due to related parties	909	147,063
	(502,566)	276,815

INVESTING ACTIVITIES
Acquisition of intellectual property	-	(100,000)

FINANCING ACTIVITIES
Change in loans payable	310,093	(68,435)
Change in capital leases	(10,545)	-
Net proceeds on sale of common stock and subscriptions	350,000	-
	649,548	(68,435)

NET CHANGE IN CASH DURING THE PERIOD	146,982	108,380

CASH, BEGINNING OF PERIOD	77,312	13,718

CASH, END OF PERIOD	$224,294	$122,098

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private			Obligation	Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	to Issue	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	shares	Income	Interest	Total
Balance December 31, 2010	48,219,648	483	7,860,223	145,362	(9,016,091)	(79,832)	108,000	(165,662)	(114,164)	(1,261,681)

Issuance of common stock for debt at $0.155 per share - February 25, 2011	1,220,363	12	189,144	-	-	-	-	-	-	189,156

Issuance of common stock for debt at $0.13 per share - April 12, 2011	2,214,276	22	287,834	-	-	-	-	-	-	287,856

Issuance of common stock for debt at $0.13 per share - April 19, 2011	1,498,000	15	194,726	-	-	-	-	-	-	194,741

Issuance of common stock for services at $0.13 per share - April 19, 2011	1,289,000	13	167,557	-	-	-	-	-	-	167,570

Issuance of common stock for debt at $0.13 per share - April 21, 2011	444,079	4	57,726	-	-	-	-	-	-	57,730

Issuance of common stock for services at $0.13 per share - April 21, 2011	600,000	6	77,994	-	-	-	(78,000)	-	-	-

Issuance of common stock for services at $0.12 per share - May 3, 2011	1,500,000	15	179,985	-	-	-	(120,000)	-	-	60,000

Issuance of common stock for debt at $0.10 per share - May 13, 2011	1,016,613	10	101,651	-	-	-	-	-	-	101,661

Issuance of common stock for services at $0.12 per share - June 7, 2011	400,000	4	47,996	-	-	-	-	-	-	48,000

Issuance of common stock for services at $0.11 per share - June 8, 2011	250,000	3	27,497	-	-	-	-	-	-	27,500

Issuance of common stock for cash at $0.10 per share - June 15, 2011	3,333,333	33	499,967	-	-	-	-	-	-	500,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private			Obligation	Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	to Issue	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	shares	Income	Interest	Total

Issuance of common stock for services at $0.11 per share - June 21, 2011	250,000	2	27,498	-	-	-	-	-	-	27,500

Issuance of common stock for services at $0.10 per share - July 7, 2011	250,000	2	24,998	-	-	-	(25,000)	-	-	-

Issuance of common stock for cash at $0.10 per share - July 14, 2011	1,935,000	19	193,481	(193,500)	-	-	-	-	-	-

Issuance of common stock for debt at $0.10 per share - July 14, 2011	252,934	2	25,291	-	-	-	-	-	-	25,293

Issuance of common stock for debt at $0.12 per share - July 20, 2011	2,265,207	23	271,802	-	-	-	-	-	-	271,825

Issuance of common stock for debt at $0.13 per share - July 25, 2011	133,304	1	17,329	-	-	-	-	-	-	17,330

Issuance of common stock for cash at $0.15 per share - August 2, 2011	600,000	6	89,994	-	-	-	-	-	-	90,000

Issuance of common stock for debt at $0.12 per share - August 2, 2011	733,333	7	87,993	-	-	-	-	-	-	88,000

Issuance of common stock for services at $0.11 per share - August 11, 2011	112,500	1	12,374	-	-	-	-	-	-	12,375

Issuance of common stock for services at $0.12 per share - August 16, 2011	112,500	1	13,499	-	-	-	-	-	-	13,500

Issuance of common stock for debt at $0.12 per share - September 15, 2011	500,000	5	59,995	-	-	-	-	-	-	60,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private			Obligation	Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	to Issue	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	shares	Income	Interest	Total

Cancellation of common stock issued for services at $0.13 per share - April 19, 2011	(250,000)	(3)	(32,497)	-	-	16,250	-	-	-	(16,250)

Issuance of common stock for services at $0.14 per share - November 21, 2011	100,000	1	13,999	-	-	-	-	-	-	14,000

Issuance of common stock for services at $0.14 per share - November 22, 2011	112,500	1	15,749	-	-	-	-	-	-	15,750

Issuance of common stock for services at $0.14 per share - December 7, 2011	1,000,000	10	139,990	-	-	-	-	-	-	140,000

Issuance of common stock for cash at $0.15 per share - December 29, 2011	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

Issuance of common stock for debt at $0.17 per share - December 29, 2011	245,903	2	41,802	-	-	-	-	-	-	41,804

Share issue costs	-	-	(39,000)	-	-	-	-	-	-	(39,000)

Share subscriptions from prior years issued	500,000	5	14,995	(15,000)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	1,193,500	-	-	-	-	-	1,193,500

Services provided per term of contracts	-	-	-	-	-	76,082	-	-	-	76,082

Obligation to issue shares per consulting agreements	-	-	-	-	-	(12,500)	(10,000)	-	-	(22,500)

Obligation to issue shares per employment agreement	-	-	-	-	-	-	100,000	-	-	100,000

Obligation to issue shares per consulting agreement	-	-	-	-	-	-	25,000	-	-	25,000

Obligation to issue shares per Debt Settlement agreement	-	-	-	-	-	-	113,333	-	-	113,333

Subsidiary shares to be issued to non-controlling interest	-	-	-	-	-	-	-	-	1,250,000	1,250,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private			Obligation	Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	to Issue	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	shares	Income	Interest	Total

Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)

Non-controlling interest	-	-	-	-	-	-	-	-	(816,715)	(816,715)

Net loss for the year	-	-	-	-	(2,278,661)	-	-	-	-	(2,278,661)

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	(11,294,752)	-	113,333	(331,396)	319,121	608,965

Issuance of common stock for debt at $0.29 per share - February 22, 2012	60,000	1	17,399	-	-	-	-	-	-	17,400

Issuance of common stock for debt at $0.30 per share - March 5, 2012	2,138,358	21	641,486	-	-	-	(113,333)	-	-	528,174

Issuance of common stock for services at $0.31 per share - March 31, 2012	112,500	1	34,874	-	-	-	-	-	-	34,875

Share subscriptions from prior years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	400,000	-	-	-	-	-	400,000

Non-controlling interest	-	-	-	-	-	-	-	-	(321,051)	(321,051)

Net loss for the year	-	-	-	-	(1,027,410)	-	-	-	-	(1,027,410)

Balance March 31, 2012	79,816,017	794	12,365,285	530,362	(12,322,162)	0	0	(331,396)	(1,930)	240,953

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”), through its subsidiaries, provides leading edge mobile financial solutions and mobile security and related solutions. The former are offered throughout the Western Hemisphere, but most actively in South America, and the latter are offered globally.

The Company was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. In 2001 the Company changed its name to SchoolWeb Systems Inc. and then, in 2002, to Alternet Systems, Inc. On December 31, 2007 the Company executed a merger with TekVoice Communications, Inc. of Miami, Florida. Since then the Company has changed business focus and strategy to mobile financial services and mobile security. In 2011 TekVoice became inactive.

In July 2009, the Company purchased 51% of the outstanding shares of Alternet Transactions Systems, Inc. (“ATS”), a company incorporated in the State of Florida on July 29, 2009, for $5,100. ATS is doing business as Utiba Americas.

In September 2009, the Company purchased 60% of the outstanding shares of International Mobile Security, Inc. (“IMS”), a company incorporated in the State of Florida for $6,000.

In January 2010, AI Systems Group (Canada) Inc., a subsidiary, was dissolved. All transactions incurred from January 1, 2010 to January 11, 2010 have been included in these interim financial statements.

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

These consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2012 the Company had a working capital deficiency of $1,479,836. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

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

Revenue Recognition

The Company derives its revenues from the sale of licenses of software, implementation services, support services, and telecommunication services. Revenues are recognized when title transfers or services are rendered, as follows:

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes under a method which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company presently prepares its tax returns on the cash basis and financial statement on the accrual basis. No deferred tax assets or liabilities have been recognized at this time, since the Company has shown losses for both tax and financial reporting.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

Loss per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As the Company has net losses, no common equivalent shares have been included in the computation of diluted net loss per share as the effect would be anti-dilutive.

Risk Management

The Company is exposed to credit risk through accounts receivable and, therefore, the Company maintains adequate provisions for potential credit losses.

The Company's functional currency is the United States dollar. The Company operates in foreign jurisdictions, giving rise to exposure to market risks from changes in foreign currency rates. The financial risk to the Company's operations arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Comprehensive Income Topic 220), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update provides guidance on improving the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income This standard did not have an effect on the Company's reported financial position or results of operations

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Intangibles - Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update simplifies how entities test goodwill for impairment by permitting them to use qualitative factors to first to determine whether an impairment is more likely or not. This standard did not have an effect on the Company's reported financial position or results of operations.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan (Compensation - Retirement Benefits - Multiemployer Plans Topic 715-80), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update requires increased disclosure from Company's participating in a Multiemployer Plan. This standard did not have an effect on the Company's reported financial position or results of operations.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 3 – FIXED ASSETS

	March 31, 2012
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$344,252	$323,588	$20,664
Computer equipment – capital lease	137,790	29,453	108,337
Computer software	75,128	72,745	2,383
Equipment	10,576	10,223	353
	$567,746	$436,009	$131,737

	December 31, 2011
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$344,252	$321,912	$22340
Computer equipment – capital lease	137,790	20,669	117,121
Computer software	75,128	72,552	2,576
Equipment	10,576	10,205	371
	$567,746	$425,338	$142,408

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual property. As at March 31, 2012, the Company had $68,900 included in accounts payable and accrued charges relating to this agreement.

In December 2011, the Company purchased four software licenses from Utiba Pte., a non-controlling interest investor in ATS, valued at $1,500,000.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS

Convertible Debentures

On February 4, 2008, the Company issued a note payable in the amount of $50,000. The note carried interest at the rate of 8% per quarter and was due on May 4, 2008. If the note was not repaid on maturity or in any other event of default, the holder was entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the average market price of the Company’s stock for the 30 days prior to the date of conversion. On July 20, 2011, the creditor converted $136,252 of debt into 2,265,207 common shares of the Company resulting in a full repayment of the loan.

On December 18, 2009, the Company issued a note payable in the amount of $100,000. The note carried interest at the rate of 12% per annum and was due on March 18, 2010. If the note was not repaid on maturity or in any other event of default, the holder was entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 80% of the lowest daily low price of the Company’s stock for the 30 trading days immediately preceding and including the date of conversion. During the year ended December 31, 2010, the creditor converted $50,640 of debt into 3,331,604 common shares of the company. On April 12, 2011, the creditor converted $61,500 of debt into 853,163 common shares of the Company resulting in a full repayment of the loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Convertible Debentures (continued)

On December 18, 2009, the Company entered into a Debt Settlement agreement whereby a creditor agreed to receive shares in lieu of payment of a $152,916 promissory note. The holder was entitled to receive common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 days prior to the date of conversion. The holder may not hold more than 4.99% of the outstanding common stock of the Company at any point in time. During the year ended December 31, 2010, the creditor converted $113,750 of debt into 4,457,699 common shares of the company. On February 25, 2011, the creditor converted $72,833 of debt into 1,220,363 common shares of the Company resulting in a full repayment of the loan.

On March 8, 2010, the Company issued a note payable in the amount of $25,000. The note carried interest at the rate of 12% per annum and was due on April 8, 2010. If the note was not repaid on maturity or in any other event of default, the holder was entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion. On August 29, 2011, the Company repaid the loan in full.

On April 14, 2010, the Company issued a note payable in the amount of $15,000. The note carried interest at the rate of 10% per annum and was due on May 18, 2010. If the note was not repaid on maturity or in any other event of default, the holder was entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest closing price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion. On October 20, 2011, the Company repaid the loan in full.

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carried interest at the rate of 10% per annum and was due on July 30, 2010. If the note was not repaid on maturity or in any other event of default, the holder was entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the lowest daily low price of the Company's stock for the 10 trading days immediately preceding and including the date of conversion. On August 22, 2011, the creditor submitted a Notice of Conversion to convert $113,333 of debt into 2,138,358 common shares of the company resulting in a full repayment of the loan. At December 31, 2011, the shares had not been issued to the creditor resulting in the full balance being included in obligation to issue shares. On March 5, 2012, the Company issued the 2,138,358 common shares of the Company resulting in a full repayment of the loan.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Other Loans

On October 22, 2007, the Company signed a Promissory Note whereby the Company agreed to repay a creditor $20,000 plus interest at 8% per annum on November 22, 2007. On March 7, 2011, the Company signed a Debt Settlement Agreement with the creditor to convert the outstanding balance into shares of the Company. On April 21, 2011, the creditor converted $27,000 of debt into 444,079 common shares of the company resulting in a full repayment of the loan.

On January 25, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. On April 25, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $20,500 under the previous Promissory Note and extended the maturity date to July 25, 2011. On July 24, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $21,013 under the previous Promissory Note and extended the maturity date to October 21, 2011. On October 21, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of 21,519 under the previous Promissory Note and extended the maturity date to April 18, 2012. As at March 31, 2012, $22,474 of principal and accrued interest on this note was included in Due to related parties.

On February 9, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. On May 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,125 under the previous Promissory Note and extended the maturity date to August 8, 2011. On August 8, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,253 under the previous Promissory Note and extended the maturity date to November 5, 2011. On November 4, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $5,378 under the previous Promissory Note and extended the maturity date to May 2, 2012. As at March 31, 2012, $5,596 of principal and accrued interest on this note was included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. On May 12, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,213 under the previous Promissory Note and extended the maturity date to August 10, 2011. On August 10, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,443 under the previous Promissory Note and extended the maturity date to November 7, 2011. On November 8, 2011, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $9,673 under the previous Promissory Note and extended the maturity date to May 7, 2012. As at March 31, 2012, $10,058 of principal and accrued interest on this note was included in Due to related parties.

On March 2, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. On July 14, 2011, the director of the Company sold the loan to an unrelated third party. On August 8, 2011, the creditor converted $110,000 of debt into 733,333 common shares of the company resulting in a full repayment of the loan.

On January 25, 2012, the Company signed a Promissory Note whereby the Company agreed to repay a creditor $100,000 plus interest at 12% per annum on April 24, 2012. As at March 31, 2012, the Company has accrued $2,203 of interest relating to this loan. On April 8, 2012, the Company signed a debt settlement agreement with the creditor whereby the creditor will convert the outstanding principal and interest of $102,466 into 683,105 common shares of the Company and 409,863 warrants. Each warrant entitles the holder to purchase one common shares of the Company at an exercise price of $0.25 per share until October 8, 2013. The Company issued 113,889 common shares on April 11, 2012, 400,000 common shares on April 19, 2012 and 152,778 on April 26, 2012 leaving 16,438 common shares outstanding to be issued.

On February 1, 2012, the Company signed a Promissory Note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. As at March 31, 2012, the Company has accrued $7,890 of interest relating to this loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 6 – CAPITAL LEASE

On April 27, 2011, the Company signed a Lease Agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As at March 31, 2012, the balance on the lease was $46,228 (December 31, 2011 - $55,132).

On September 26, 2011, the Company signed another Lease Agreement with the same creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 14.19% and expires on September 26, 2013. As at March 31, 2012, the balance on the lease was $10,887 (December 31, 2011 - $12,509).

The remaining required principal payments over the next two fiscal years are as follows:

2012	$33,974
2013	23,141

NOTE 7 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001. As at March 31, 2012, 79,816,017 shares of common stock were issued and outstanding.

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

During the three months ended March 31, 2012, the Company issued:

  3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year,
  2,198,358 common shares valued at $658,907 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011, and
  112,500 common shares valued at $34,875 for consulting services to be rendered during the period,

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

In addition, during the year ended December 31, 2011, the Company issued common shares for the following subscriptions received during the year:

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 7 – CAPITAL STOCK (continued)

During the three months ended March 31, 2012, the Company received $350,000 (March 31, 2011 - $Nil) toward $400,000 of share subscriptions for which shares have not been issued by the end of the period. At March 31, 2012, the Company had $50,000 (March 31, , 2011 - $Nil) in share subscriptions receivable and $530,362 (December 31, 2011 - $630,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at March 31, 2012 or March 31, 2011 were not used to compute the total weighted average shares outstanding as at March 31, 2012 or March 31, 2011 respectively and were thus not used in the basic net loss per share calculation.

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance, December 31, 2010	-	-
Issued	6,569,444	0.23

Balance, December 31, 2011	6,569,444	0.23
Issued	-	-

Balance, March 31, 2012	6,569,444	0.23

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

All warrants issued can be called by the Company in the event the average closing price of the common stock of the Company for any 60 day period is $0.40 or greater.

The following table summarizes the warrants outstanding at March 31, 2012:

Warrants
outstanding	Exercise price	Expiration date
	$

2,000,000	0.25	December 31, 2012
569,444	0.00	December 31, 2012
4,000,000	0.25	June 30, 2013

The weighted average life of warrants outstanding at March 31, 2012 was 1.06 years.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 8 - RELATED PARTY TRANSACTIONS

As at March 31, 2012, a total of $357,147 (December 31, 2011 - $282,801) was payable to directors and officers of the Company of which $319,018 (December 31, 2011 - $282,801) was non-interest bearing and had no specific terms of repayment and $38,128 (December 31, 2011 - $37,220) relates to loans detailed in Note 5. Of the amount payable, $55,981 (December 31, 2011 - $47,368) was included in accounts payable for expense reimbursements and $185,393 (December 31, 2011 - $185,393) was included in wages payable for accrued fees.

During the three months ended March 31, 2012, the Company expensed a total of $145,000 (December 31, 2011 - $767,870) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $72,500 (December 31, 2011 - $185,393) has been accrued, $72,500 (December 31, 2011 - $354,907) has been paid in cash, and $Nil (December 31, 2011 - $227,570) has been paid through the issuance of shares.

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company's common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company's common stock valued at $187,570 to three directors of the Company for consulting and management fees.

As at March 31, 2012, the Company held an accounts receivable from a company with a director in common with the Company for $1,552,258 (6,674,709 Venezuelan bolivar fuerte ("VEF")) (December 31, 2011 - $1,552,258 (VEF 6,674,709) of which $28,658 (VEF 123,227) (December 31, 2011 - $1,049,000 (VEF 4,510,700)) is included in revenue, $388,628 (December 31, 2011 - $388,628 (VEF 1,671,100)) is included in customer deposits, and $85,972 (VEF 369,682) (December 31, 2011 - $114,630 (VEF 492,909)) is included in deferred income.

NOTE 9 - DEFERRED COMPENSATION

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

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the three months ended March 31, 2012, the Company expensed $Nil (year ended December 31, 2011 - $76,082) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance or in accordance with defined agreement terms.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012 and December 31, 2011

NOTE 10 - LAWSUITS

On May 10, 2010, the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at March 31, 2012, the full amount has been accrued and is included in accounts payable.

NOTE 11 - SUBSEQUENT EVENTS

  On April 8, 2012, the Company signed a debt settlement agreement with a creditor whereby the creditor will convert the outstanding principal and interest of $102,466 into 666,667 common shares of the Company and 400,000 warrants. Each warrant entitles the holder to purchase one common shares of the Company at an exercise price of $0.25 per share until October 8, 2013. The Company issued 113,889 common shares on April 11, 2012 and 400,000 common shares on April 19, 2012 leaving 152,778 common shares outstanding to be issued.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

This quarterly report may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

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

2009 - to present Focus on Mobile Financial Services and Security

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

Research and Development

The Company spends a judicious amount in research and development expenditures. In mobile financial services, the Company primarily relies on its joint-venture partner's longstanding and continued research and development, and as appropriately purchases the necessary technology. In 2011, the Company purchased $1.5 million in intellectual property from its joint-venture partner. In mobile security the Company has its own proprietary technology and is in constant development to address client and market needs.

Employees

The company continued to increase staffing in the three months ended March 31, 2012 in its operating subsidiaries. At March 31, 2012, total staff stood at 25 versus 9 the prior year. The Company continues to outsource contract employment as appropriate.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Sales

For the three months ended March 31, 2012, the Company had $59,285 in sales compared to $24,467 for the corresponding period in 2011. The increase in sales while significant as a percentage (142%) was well below the volume anticipated for the period as delays arose in proposal closing due to timing factors of qualified prospects of sales of mobile commerce and mobile security license software in the same period by Alternet Transaction Systems, (DBA Utiba Americas) and International Mobile Security. Based on client feedback, management continues to anticipate closing such proposals during the current year.

Gross Profit

Gross profit was $21,381 in the three months ending March 31, 2012 compared to a loss of $3,026 in the three month period ending March 31, 2011, representing an increase in gross profit for the period of $24,344. As noted up above, such results were well below anticipated performance.

Operating Expenses

For the three months ended March 31, 2012, the Company's operating expenses increased substantially ($831,693 in 2012 versus $554,748 in prior year, an increase of $276,945, or 50%) when compared to the prior year. The increase was attributable to the Company's increased staffing and infrastructure growth required to properly address market opportunities and customer demand. This increase can best be seen in the year-over-year growth of the combined management and consulting and salary expenses ($559,859 in 2012 and $386,818 in 2011, an increase of $173,041, or 45%). Such item accounts for 62% of the increase ($276,945) in operating expenses. Another 19% of the increase in operating expenses is attributable to professional fees, which reached $92,437 in 2012 versus $39,806.

Accounts payable totaled $1,825,058 and accounts receivable were $2,132,643 at March, 31, 2012

Net Loss

For the three months ended March 31, 2012, the Company had a net loss of $1,027,410 or $(0.01) per share, which was an increase of $477,900 when compared to the net loss for the corresponding prior year period of $549,510 or $(0.01) per share. The increased loss was primarily due to increased operating expenses and the loss ($536,574) on debt settlement. The latter reflects the accounting loss, recorded on the date of such events based on fair market value(refer to Note 2).

Interest and other expenses

As shown in operating expenses, for the three months ended March 31, 2012, the Company had interest expenses of $15,254 compared with $18,580 for the corresponding period to March 31, 2011.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $2,728,573 as at March 31, 2012 ($1,044,154 at March 31, 2011). The Company also had a net loss of $549,510 during the three months ended March, 31st 2011.

The Company had a working capital deficiency of $1,479,836 at March 31, 2012 ($1,718, 557 at March 31, 2011). Management of the Company has determined that the Company's ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its operating subsidiaries, Alternet Transaction Systems (DBA Utiba Americas), and International Mobile Security (IMS).

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

6

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Comprehensive Income Topic 220), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update provides guidance on improving the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income This standard did not have an effect on the Company's reported financial position or results of operations

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Intangibles - Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update simplifies how entities test goodwill for impairment by permitting them to use qualitative factors to first to determine whether an impairment is more likely or not. This standard did not have an effect on the Company's reported financial position or results of operations.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer's Participation in a Multiemployer Plan (Compensation - Retirement Benefits - Multiemployer Plans Topic 715-80), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update requires increased disclosure from Company's participating in a Multiemployer Plan. This standard did not have an effect on the Company's reported financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March, 31st 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at March 31, 2012, the full amount has been accrued and is included in accounts payable.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, the Company issued 3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year, 2,198,358 common shares valued at $658,907 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011, and 112,500 common shares valued at $34,875 for consulting services to be rendered during the period,

During the three months ended March 31, 2012, the Company received $350,000 (March 31, 2011 - $Nil) toward $400,000 of share subscriptions for which shares have not been issued by the end of the period. At March 31, 2012, the Company had $50,000 (December 31, 2011 - $Nil) in share subscriptions receivable and $530,362 (December 31, 2011 - $630,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at March 31, 2012 or March 31, 2011 were not used to compute the total weighted average shares outstanding as at March 31, 2012 or March 31, 2011 respectively and were thus not used in the basic net loss per share calculation.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant has not filed any reports on Form 8K during the period ending March 31 2012 and none subsequent to the period.

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
May, 14th 2012

By: /s/ Michael Viadero
Michael Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
May, 14th 2012