Form 10-Q
period 2012-06-30
ALTERNET SYSTEMS INC
filed 2012-08-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Common Stock, $0.00001 par value per share	83,224,762 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
As at June 30, 2012 and December 31, 2011
	June 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$40,544	$77,312
Accounts receivable	1,875,700	2,215,586
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	451,424	335,010
	2,371,668	2,631,908
Fixed assets (Note 3)	330,057	142,408
Intellectual property (Note 4)	1,600,000	1,600,000

TOTAL ASSETS	$4,301,725	$4,374,316

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$1,166,871	$1,802,876
Wages payable	530,643	321,285
Accrued taxes	612,226	505,833
Customer deposits (Note 2)	613,855	655,828
Deferred income (Note 2)	328,503	359,400
Other loans payable (Note 5)	222,780	2,448
Due to related parties (Note 5 and 9)	106,738	50,040
Current portion of long-term debt (Note 6)	93,410	-
Current portion of capital leases (Note 7)	48,129	44,499
	3,723,155	3,742,209
Long term debt (Note 6)	135,556	-
Capital leases (Note 7)	6,428	23,142
TOTAL LIABILITIES	3,865,139	3,765,351

STOCKHOLDERS' EQUITY
Capital stock (Note 8) Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 83,165,788 common shares (2011 - 74,171,826)	829	738
Additional paid-in capital	13,011,152	11,171,559
Private placement subscriptions (Note 8)	480,362	630,362
Obligation to issue shares	14,625	113,333
Deficit	(13,394,176)	(11,626,148)
	112,792	289,844
Non-controlling interest	323,794	319,121
TOTAL STOCKHOLDERS' EQUITY	436,586	608,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,301,725	$4,374,316

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUE
Sales	$217,015	$52,377	$276,300	$76,844
COST OF SALES
Direct cost of sales	76,065	23,155	114,032	50,648
GROSS PROFIT	140,950	29,222	162,268	26,196

OPERATING EXPENSES
Bad debt	853	-	853	3,023
Bank charges and interest	102,688	16,051	115,605	34,631
Depreciation	26,714	8,862	37,385	9,041
Interest on long-term debt and capital leases	4,955	1,971	7,292	1,971
Investor relations	120	315	26,490	40,410
Licenses, dues, and insurance	2,232	2,732	2,753	2,732
Management and consulting	358,466	192,813	690,361	333,730
Marketing	983	3,500	17,664	5,300
Office and general	9,106	17,038	22,267	21,976
Professional fees	71,463	69,251	163,900	109,057
Rent	32,659	18,683	64,355	36,306
Salaries	240,221	324,029	468,185	569,930
Telephone and utilities	13,247	5,562	30,144	10,301
Travel	42,572	46,270	90,893	83,279
TOTAL OPERATING EXPENSES	906,279	707,077	1,738,147	1,261,687

NET LOSS BEFORE OTHER ITEMS	(765,329)	(677,855)	(1,575,879)	(1,235,491)

OTHER ITEMS
Customer fees	-	70	-	166
Loss on foreign exchange	(252,972)	(179)	(253,147)	(317)
Interest income	511	2,231	878	2,231
Loss on debt settlement	(67,234)	(143,953)	(603,808)	(143,953)
Decrease in derivative liability	-	(49,411)	-	(165,734)
	(319,695)	(191,242)	(856,077)	(307,607)

NET LOSS BEFORE INCOME TAXES	(1,085,024)	(869,097)	(2,431,956)	(1,543,098)

INCOME TAXES	520	-	2,399	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(1,085,544)	$(869,097)	$(2,434,355)	$(1,543,098)

NON-CONTROLLING INTEREST	(345,276)	(169,566)	(666,327)	(294,057)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(740,268)	$(699,531)	$(1,768,028)	$(1,249,041)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED COMMON SHARES OUTSTANDING	81,427,561	56,405,558	79,761,052	52,745,185

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,
	2012	2011

OPERATING ACTIVITIES
Net loss from operations attributable to Alternet Systems Inc.	$(1,768,028)	$(1,249,041)
Non-controlling interest	(666,327)	(294,057)
Add: Items Not Affecting Cash
Depreciation	37,385	9,041
Shares for services	49,500	310,500
Shares for debt	-	831,144
Deferred compensation	-	58,582
(Gain) loss on debt settlement	603,808	143,953
Changes In Non-Cash Working Capital:
Accounts receivable	339,886	225,807
Prepaids and deposits	(116,414)	(10,612)
Accounts payable and accrued charges	43,995	(465,254)
Wages payable	209,358	(91,332)
Accrued taxes	106,393	92,189
Customer deposits	(41,973)	40,200
Deferred income	(30,897)	47,521
Due to related parties	56,698	20,725
	(1,176,616)	(330,634)

INVESTING ACTIVITIES
Acquisition of fixed assets	(225,034)	(115,866)
Acquisition of intellectual property	-	(100,000)
	(225,034)	(215,866)

FINANCING ACTIVITIES
Change in loans payable	322,798	(26,737)
Change in capital leases	(13,084)	72,843
Change in long-term debt	228,966	-
Net proceeds on sale of common stock and subscriptions	750,000	693,500
Share issue costs	(8,996)	-
Warrants issued	85,198	-
	1,364,882	739,606

NET CHANGE IN CASH DURING THE PERIOD	(36,768)	193,106

CASH, BEGINNING OF PERIOD	77,312	13,718

CASH, END OF PERIOD	$40,544	$206,824

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)
Non-controlling interest	-	-	-	-	-	-	-	-	(816,715)	(816,715)
Net loss for the year	-	-	-	-	(2,278,661)	-	-	-	-	(2,278,661)

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	(11,294,752)	-	113,333	(331,396)	319,121	608,965

Issuance of common stock for debt at $0.29 per share - February 22, 2012	60,000	1	17,399	-	-	-	-	-	-	17,400

Issuance of common stock for debt at $0.30 per share - March 5, 2012	2,138,358	21	641,486	-	-	-	(113,333)	-	-	528,174

Issuance of common stock for services at $0.31 per share - March 31, 2012	112,500	1	34,874	-	-	-	-	-	-	34,875

Issuance of common stock for debt at $0.28 per share - April 11, 2012	113,889	1	31,888	-	-	-	-	-	-	31,889

Issuance of common stock for debt at $0.24 per share - April 19, 2012	400,000	4	95,996	-	-	-	-	-	-	96,000

Issuance of common stock for debt at $0.25 per share - April 26, 2012	152,778	2	38,193	-	-	-	-	-	-	38,195

Issuance of common stock for debt at $0.22 per share - May 7, 2012	16,438	1	3,615	-	-	-	-	-	-	3,616

Issuance of common stock for cash at $0.15 per share - May 17, 2012	1,402,116	14	210,303	-	-	-	-	-	-	210,317

Issuance of common stock for cash at $0.15 per share - June 4, 2012	1,264,550	13	189,670	-	-	-	-	-	-	189,683

Share subscriptions from prior years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Private placement subscriptions received	-	-	-	400,000	-	-	-	-	-	400,000
Private placement subscriptions cancelled	-	-	-	(50,000)	-	-	-	-	-	(50,000)
Share issue costs	-	-	(8,996)	-	-	-	-	-	-	(8,996)
Warrants issued for debt	-	-	85,198	-	-	-	-	-	-	85,198
Subsidiary shares to be issued to non-controlling interest	-	-	-	-	-	-	-	-	671,000	671,000
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	14,625	-	-	14,625
Non-controlling interest	-	-	-	-	-	-	-	-	(666,327)	(666,327)
Net loss for the year	-	-	-	-	(1,768,028)	-	-	-	-	(1,768,028)

Balance June 30, 2012	83,165,788	829	13,011,152	480,632	(13,062,780)	-	14,625	(331,396)	323,794	436,586

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011

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

In July 2009, the Company purchased 51% of the outstanding shares of Alternet Transactions Systems, Inc. (“ATS”), a company incorporated in the State of Florida on July 29, 2009, for $5,100. ATS is doing business as Utiba Americas. In December 2011, ATS opened a branch in Ecuador.

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

These consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2012 the Company had a working capital deficiency of $1,351,487. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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
June 30, 2012 and December 31, 2011

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Comprehensive Income Topic 220), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update provides guidance on improving the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This standard did not have an effect on the Company’s reported financial position or results of operations

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Intangibles – Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update simplifies how entities test goodwill for impairment by permitting them to use qualitative factors to first to determine whether an impairment is more likely or not. This standard did not have an effect on the Company’s reported financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Intangibles – Goodwill and Other Topic 350), which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This update simplifies how an entity tests these assets for impairment and tries to improve the consistency in testing guidance among long-lived asset categories. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011

NOTE 3 – FIXED ASSETS

	June 30, 2012
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$344,252	$325,263	$18,989
Computer equipment – capital lease	148,924	38,238	110,686
Computer software	289,028	88,980	200,048
Equipment	10,576	10,242	334
	$792,780	$462,723	$330,057

	December 31, 2011
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$344,252	$321,912	$22340
Computer equipment – capital lease	137,790	20,669	117,121
Computer software	75,128	72,552	2,576
Equipment	10,576	10,205	371
	$567,746	$425,338	$142,408

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual property. As at June 30, 2012, the Company had $68,900 (December 31, 2011 - $68,900) included in accounts payable and accrued charges relating to this agreement.

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
June 30, 2012 and December 31, 2011

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

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

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

On January 25, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As at June 30, 2012, the Company owes this director $2,546 of unpaid principal and $52 of accrued interest on a Promissory Note which matures on June 30, 2012. Subsequent to the period, the director capitalized the unpaid principal and interest and extended the maturity date of the Promissory Note to December 31, 2012. The unpaid principal and accrued interest of $2,598 (December 31, 2011 - $21,940) on this note is included in Due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011

On February 9, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As at June 30, 2012, the Company owes this director $5,596 of unpaid principal and $140 of accrued interest on a Promissory Note which matures on June 30, 2012. Subsequent to the period, the director capitalized the unpaid principal and interest and extended the maturity date of the Promissory Note to December 31, 2012. The unpaid principal and accrued interest of $5,736 (December 31, 2011 - $5,463) on this note is included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As at June 30, 2012, the Company owes this director $10,058 of unpaid principal and $250 of accrued interest on a Promissory Note which matures on June 30, 2012. Subsequent to the period, the director capitalized the unpaid principal and interest and extended the maturity date of the Promissory Note to December 31, 2012. The unpaid principal and accrued interest of $10,308 (December 31, 2011 - $9,817) on this note is included in Due to related parties.

On March 2, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. On July 14, 2011, the director of the Company sold the loan to an unrelated third party. On August 8, 2011, the creditor converted $110,000 of debt into 733,333 common shares of the company resulting in a full repayment of the loan.

On January 25, 2012, the Company signed a Promissory Note whereby the Company agreed to repay a creditor $100,000 plus interest at 12% per annum on April 24, 2012. As at March 31, 2012, the Company has accrued $2,203 of interest relating to this loan. On April 8, 2012, the Company signed a debt settlement agreement with the creditor whereby the creditor will convert the outstanding principal and interest of $102,466 into 683,105 common shares of the Company and 409,863 warrants. Each warrant entitles the holder to purchase one common shares of the Company at an exercise price of $0.25 per share until October 8, 2013. The Company issued 409,863 warrants on April 8, 2011, 113,889 common shares on April 11, 2012, 400,000 common shares on April 19, 2012, 152,778 common shares on April 26, 2012, and 16,438 common shares on May 7, 2012 resulting in a full repayment of the loan.

On February 1, 2012, the Company signed a Promissory Note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous Promissory Note and extended the maturity date to September 30, 2012. As at June 30, 2012, the Company has accrued $8,497 (December 31, 2011 - $Nil) of interest relating to this loan.

NOTE 6 – LONG-TERM DEBT

On April 1, 2011, the Company signed an Agreement with a creditor to purchase various computer software valued at $213,900 and one year technical support valued at $47,058. The loan requires one payment of $35,000 on May 23, 2012 and seven quarterly payments of $35,495 starting October 1, 2012. The loan includes an implicit interest rate of $7.51% and matures on April 1, 2014. As at June 30, 2012, the balance on the loan was $228,966 (December 31, 2011 - $Nil).

The remaining required principal payments over the next three fiscal years are as follows:

2012	$29,323
2013	130,604
2014	69,039

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011

NOTE 7 – CAPITAL LEASES

On April 27, 2011, the Company signed a Lease Agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As at June 30, 2012, the balance on the lease was $36,987 (December 31, 2011 - $55,132).

On September 26, 2011, the Company signed a Lease Agreement with a creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 14.19% and expires on September 26, 2013. As at June 30, 2012, the balance on the lease was $9,213 (December 31, 2011 - $12,509).

On June 13, 2012, the Company signed a Lease Agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $2,777 to be paid upon signing and 24 monthly payments of $401. The lease includes implicit interest of 13.89% and expires on June 13, 2014. As at June 30, 2012, the balance on the lease was $8,357 (December 31, 2011 -$Nil).

The remaining required principal payments over the next three fiscal years are as follows:

2012	$24,938
2013	27,309
2014	2,310

NOTE 8 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001. As at June 30, 2012, 83,165,788 shares of common stock were issued and outstanding.

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

During the six months ended June 30, 2012, the Company issued:

  3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year,
  2,881,463 common shares valued at $828,607 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011, and
  112,500 common shares valued at $34,875 for consulting services rendered during the period.

In addition, during the six months ended June 30, 2012, the Company issued common shares for the following subscriptions received during the year:

  on May 17, 2012, the Company issued 1,402,116 common shares at $0.15 per share for total cash proceeds of $210,317, and on June 4, 2012, the Company issued 1,264,550 common shares at $0.15 per share for total cash proceeds of $189,683.

During the year ended December 31, 2011, the Company issued:

  500,000 common shares valued at $15,000 for share subscriptions received in prior years,
  10,024,012 common shares valued at $1,275,395 for debt settlement and convertible debenture agreements,
  2,037,500 common shares valued at $248,625 for consulting services to be rendered during the period, and
  4,189,000 common shares valued at $528,070 for employment incentives in accordance with employment agreements.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011
  on December 29, 2011, the Company issued 3,333,333 common shares at $0.15 per share for total cash proceeds of $500,000.

As at June 30, 2012, the Company was obligated to issue 112,500 common shares valued at $14,625 in accordance with a consulting agreement. As at December 31, 2011, the Company was obligated to issue 2,138,358 common shares valued at $113,333 in accordance with a debt settlement agreement; the shares were issued on March 5, 2012.

During the six months ended June 30, 2012, the Company received $350,000 toward $400,000 of share subscriptions for which shares have not been issued by the end of the period. During the period, the investor requested to reduce the subscription to equal the $350,000 cash funds he had advanced to the Company. At June 30, 2012, the Company had $480,362 (December 31, 2011 -$630,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at June 30, 2012 or June 30, 2011 were not used to compute the total weighted average shares outstanding as at June 30, 2012 or June 30, 2011 respectively and were thus not used in the basic net loss per share calculation.

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance, December 31, 2010	-	-
Issued	6,569,444	0.23

Balance, December 31, 2011	6,569,444	0.23
Issued	2,009,863	0.25

Balance, June 30, 2012	8,579,307	0.23

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

c)

In conjunction with a debt settlement agreement signed on April 8, 2011, the Company issued 409,863 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $85,198 calculated using the Black-Scholes option pricing model assuming a life expectancy of 1.50 years, a risk free rate of 0.07%, a forfeiture rate of 0%, and volatility of 178.93%. The value of these warrants is included in bank charges and interest on the consolidated interim statement of operations.

d)

In conjunction with 1,402,116 common shares issued on May 17, 2012, the Company issued 841,271 warrants exercisable at $0.25 per share for a period of one year and five months. The warrants were valued at $122,122 calculated using the Black- Scholes option pricing model assuming a life expectancy of 1.42 years, a risk free rate of 0.10%, a forfeiture rate of 0%, and volatility of 179.99%.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011

e)

In conjunction with 1,264,550 common shares issued on June 4, 2012, the Company issued 758,730 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $89,840 calculated using the Black-Scholes option pricing model assuming a life expectancy of 1.5 years, a risk free rate of 0.07%, a forfeiture rate of 0%, and volatility of 172.01%.

All warrants issued can be called by the Company in the event the average closing price of the common stock of the Company for any 60 day period is $0.40 or greater.

The following table summarizes the warrants outstanding at June 30, 2012:

Warrants
outstanding	Exercise price	Expiration date
	$

2,000,000	0.25	December 31, 2012
569,444	0.00	December 31, 2012
4,000,000	0.25	June 30, 2013
409,863	0.25	October 8, 2013
841,270	0.25	October 11, 2013
758,730	0.25	November 30, 2013
8,579,307

The weighted average life of warrants outstanding at June 30, 2012 was 0.93 years.

NOTE 9 - RELATED PARTY TRANSACTIONS

As at June 30, 2012, a total of $461,588 (December 31, 2011 - $282,801) was payable to directors, officers and employees of the Company of which $442,946 (December 31, 2011 - $282,801) was non-interest bearing and had no specific terms of repayment and $18,642 (December 31, 2011 - $37,220) related to loans detailed in Note 5. Of the amount payable, $76,367 (December 31, 2011 - $47,368) was included in accounts payable for expense reimbursements and $361,435 (December 31, 2011 - $185,393) was included in wages payable for accrued fees.

During the six months ended June 30, 2012, the Company expensed a total of $290,000 (December 31, 2011 - $767,870) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $176,042 (December 31, 2011 - $185,393) has been accrued, $113,958 (December 31, 2011 - $354,907) has been paid in cash, and $Nil (December 31, 2011 - $227,570) has been paid through the issuance of shares.

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company’s common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company’s common stock valued at $187,570 to three directors of the Company for consulting and management fees.

As at June 30, 2012, the Company held an accounts receivable from a company with a director in common with the Company for $1,191,912 (6,674,709 Venezuelan bolivar fuerte (“VEF”)) (December 31, 2011 - $1,552,258 (VEF 6,674,709). Of the total invoice, $57,315 (VEF 246,455) (December 31, 2011 - $1,049,000 (VEF 4,510,700)) is included in revenue, $298,411 (December 31, 2011 - $388,628 (VEF 1,671,100)) is included in customer deposits, and $44,010 (VEF 246,455) (December 31, 2011 -$114,630 (VEF 492,909)) is included in deferred income. The Company owes the company $75,275 (December 31, 2011 - $Nil).

NOTE 10 – DEFERRED COMPENSATION

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011

On April 12, 2011, the Company entered into an agreement with a consultant for a six month term whereby the consultant will provide business consulting services. The agreement requires the first and last month’s payment of $5,000 each, total $10,000, to be paid through the issuance of 250,000 shares of the Company’s common stock. This amount is being expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the six months ended June 30, 2012, the Company expensed $Nil (year ended December 31, 2011 - $76,082) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance or in accordance with defined agreement terms.

NOTE 11 – SUBSEQUENT EVENTS

  On July 1, 2012, the Company signed three new Promissory Notes with a creditor which capitalized the unpaid principal and interest of $18,642 under three previous Promissory Notes and extended the maturity date of all three Promissory Notes to December 31, 2012.
  On July 1, 2012, the Company entered into an agreement with a consultant for a one-year term commencing January 1, 2012 whereby the consultant will provide business consulting services to the Company in exchange for 450,000 shares of the Company’s common stock. The Company has recorded an obligation to issue 112,500 common shares in connection with this agreement.
  On July 2, 2012, the Company issued 58,965 shares to a creditor to settle $15,000 of accounts payable.
  At time of filing, the Company is in contract negotiations with a financial institution in South America to provide m-commerce SaaS over a minimum of three years, with a two year automatic renewal. Similarly, a license sale in Central America is in final contract stage after a successful pilot.

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

Employees

The company continued to increase staffing in the six months ended June 30, 2012 in its operating subsidiaries. At June 30, 2012, total staff stood at 28 versus 15 the prior year. The Company continues to outsource contract employment as appropriate.

Six months Ended June 30, 2012 Compared to the Six months Ended June 30, 2011

Net Sales

For the six months ended June 30, 2012, the Company had $276,300 in sales compared to $76,844 for the corresponding period in 2011. Sales increased significantly in percentage terms (260%) but coming in well below the volume anticipated for the period as delays arose in closing qualified prospects of mobile commerce and mobile security license software by Alternet Transaction Systems, (DBA Utiba Americas) and International Mobile Security. Based on client feedback, management continues to anticipate closing such proposals during the current year. The delays were due in part to the long, complex, business to business sales cycle, the slow evolution of mobile money regulations in different countries, and delays not uncommon in the rollout of new technology. Additionally, in Utiba Americas, the transition from sales of software licenses to sale of Software as a Service (SaaS) adversely affected the timing of revenue recognition. In the former’s case, revenue reflects the one-time nature of the sale and is recognized at the time of the contract. SaaS revenue, on the other hand, is recognized over the term of the contract, typically being three to five years, based on the number of users and/or transactions. Management is cognizant of the timing issue and believes that the longer term and more reliable transactional revenue will generate significantly greater value to the Company. Moreover, the market for the Company’s SaaS offering is expected to be significantly greater than straight license sales.

Gross Profit

Gross profit was $162,268 in the six months ending June 30, 2012 compared to $26,196 in the six month period ending June 30, 2011, representing an increase in gross profit for the period of $136,072. As noted up above, such results were well below anticipated performance.

Operating Expenses

For the six months ended June 30, 2012, the Company’s operating expenses increased ($1,738,147 in 2012 versus $1,262,004 in prior year, an increase of $476,460, or 38%) when compared to the prior year. The increase was attributable to the Company’s increased staffing and infrastructure growth required to properly address market opportunities and customer demand. This increase can best be seen in the year-over-year growth of the combined management and consulting and salary expenses ($1,158,546 in 2012 versus $903,660 in 2011, an increase of $254,886, or 28%). The management and consulting and salary expense increase accounts for 54% of the total $476,460 increase in operating expenses. Another 12% of the increase in operating expenses is attributable to professional fees, which reached $163,900 in 2012 versus $109,057.

Accounts payable totaled $1,166,871 and accounts receivable were $1,875,700 at June 30, 2012

Net Loss

For the six months ended June 30, 2012, the Company had a net loss of $1,768,028 or $(0.02) per share, which was an increase of $518,987 when compared to the net loss for the corresponding prior year period of $1,249,041 or $(0.01) per share. The higher loss was primarily due to increased operating expenses, foreign exchange losses of $253,147 (an increase of $252,830, versus $317 in the prior year) primarily attributable to operations in Venezuela, and higher loss on debt settlement (an increase of $459,855). The latter reflects the accounting loss, recorded on the date of such events, based on fair market value (refer to Note 2) and.

Interest and other expenses

As shown in operating expenses, for the six months ended June 30, 2012, the Company had interest expense of $115,605, including the $85,198 of warrants (refer to Note 8c) compared with $34,631 for the corresponding period to June 30, 2011.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $2,371,668 as at June 30, 2012 ($1,070,800 at June 30, 2011).

The Company had a working capital deficiency of $1,351,487 at June 30, 2012 ($1,083,435 at June 30, 2011). Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its operating subsidiaries, Alternet Transaction Systems (DBA Utiba Americas), and International Mobile Security (IMS).

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

  The Company may be unable to market and sell its products;
  The Company’s sales are currently insufficient and its future prospects are dependent on the ability to market its products and services;
  The Company has a history of operating at a significant loss;
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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Comprehensive Income Topic 220), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update provides guidance on improving the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income This standard did not have an effect on the Company’s reported financial position or results of operations

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (Intangibles – Goodwill and Other Topic 350), which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2011. This update simplifies how entities test goodwill for impairment by permitting them to use qualitative factors to first to determine whether an impairment is more likely or not. This standard did not have an effect on the Company’s reported financial position or results of operations.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Company issued 3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year, 2,881,463 common shares valued at $828,607 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011, and 112,500 common shares valued at $34,875 for consulting services to be rendered during the period.

In addition, during the six months ended June 30, 2012, the Company issued 1,402,116 common shares at $0.15 per share for total cash proceeds of $210,317 and 1,264,550 common shares at $0.15 a $0.15 for total cash proceeds of $189,683.

As at June 30, 2012, the Company was obligated to issue 112,500 common shares valued at $14,625 in accordance with a consulting agreement.

During the six months ended June 30, 2012, the Company received $350,000 toward $400,000 of share subscriptions for which shares have not been issued by the end of the period. During the period, the investor requested to reduce the subscription to equal the $350,000 cash funds he had advanced to the Company. At June 30, 2012, the Company had $480,362 (December 31, 2011 -$630,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at June 30, 2012 or June 30, 2011 were not used to compute the total weighted average shares outstanding as at June 30, 2012 or June 30, 2011 respectively and were thus not used in the basic net loss per share calculation.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. On June 7, 2012 the Registrant filed a report on Form 8K.

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
August 14, 2012

By: /s/ Michael Viadero
Michael Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
August14, 2012