Form 10-K/A
period 2011-12-31
ALTERNET SYSTEMS INC
filed 2012-10-02
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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
79,703,526 as of March 28, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE – AMENDMENT

The purpose of this Amendment No.1 to our Annual Report Form 10-K for the period ended December 31, 2011 (“Form 10-K”), as filed with the Securities and Exchange Commission on March 30, 2012, is to:

  Include Exhibit 23.1, Independent Auditor’s Consent to Form S-8 pertaining to Alternet Systems, Inc. 2008 Professional/Consultant Compensation Plan filed on January 29, 2008.
  Change on page 23, in Management’s Report on Internal Control over Financial Reporting, the date December 31, 2010 to December 31, 2011.
  Eliminate on page 23, in the Changes in Internal Control over Financial Reporting, the word “significant”.
  Change on page 23, in the Changes in Internal Control over Financial Reporting, the date December 31, 2010 to December 31, 2011.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2011 , our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on EDGAR on November 6, 2000)
3.2	Certificate of amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 on the report on Form 8-K filed on May 23, 2002)
14.1	Code of Business Conduct*
23.1	Independent Auditor's Consent
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

* Previously filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By: /s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
October 2, 2012

By: /s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
October 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary,Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
October 2, 2012	Officer)
October 2, 2012