Form 10-Q
period 2012-09-30
ALTERNET SYSTEMS INC
filed 2012-11-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $0.00001 par value per share	86,606,607 shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended September30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
As at September 30, 2012 and December 31, 2011

	September 30	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$13,034	$77,312
Accounts receivable	1,789,478	2,215,586
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	389,674	335,010
Deferred financing costs	88,409	-
	2,284,595	2,631,908
Fixed assets (Note 3)	309,939	142,408
Intellectual property (Note 4)	1,600,000	1,600,000

TOTAL ASSETS	$4,194,534	$4,374,316

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$1,129,472	$1,802,876
Wages payable	695,669	321,285
Accrued taxes	677,387	505,833
Customer deposits (Note 2)	563,855	655,828
Deferred income (Note 2)	280,186	359,400
Other loans payable (Notes 5 and 9)	341,516	2,448
Due to related parties (Notes 5 and 9)	367,356	50,040
Current portion of long-term debt (Note 6)	129,029	-
Current portion of capital leases (Note 7)	41,602	44,499
Derivative liability (Note 5)	73,659	-
	4,299,731	3,742,209
Long term debt (Note 6)	99,937	-
Capital leases (Note 7)	6,856	23,142
TOTAL LIABILITIES	4,406,524	3,765,351

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 8)
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 86,606,607 common shares (2011 - 74,171,876)	863	738
Additional paid-in capital	13,446,635	11,171,559
Private placement subscriptions (Note 8)	480,362	630,362
Obligation to issue shares	-	113,333
Deficit	(14,118,160)	(11,626,148)
	(190,300)	289,844
Non-controlling interest	(21,690)	319,121
TOTAL STOCKHOLDERS' EQUITY
(DEFICIENCY)	(211,990)	608,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,194,534	$4,374,316

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUE
Sales	$176,591	$60,606	$452,891	$137,450
Sales discounts	-	-	-	(8,656)
TOTAL REVENUE	176,591	60,606	452,891	128,794
COST OF SALES
Direct cost of sales	162,268	48,138	276,300	98,786
GROSS PROFIT	14,323	12,468	176,591	30,008
OPERATING EXPENSES
Bad debt	-	-	853	3,023
Bank charges and interest	52,905	10,087	168,510	44,718
Depreciation	27,940	13,395	65,325	22,436
Financing costs	6,829	-	6,829	-
Interest on long-term debt and capital leases	1,930	1,726	9,222	3,697
Investor relations	120	120	26,610	40,530
Licenses, dues, and insurance	628	450	3,381	3,182
Management and consulting	570,602	169,110	1,260,963	502,840
Marketing	1,033	4,068	18,697	9,368
Office and general	8,551	27,872	30,818	49,848
Professional fees	43,508	129,144	207,408	238,201
Rent	30,930	22,577	95,285	58,883
Salaries	334,629	231,259	802,814	801,189
Telephone and utilities	14,165	9,275	44,309	19,576
Travel	40,645	65,866	131,538	149,145
TOTAL OPERATING EXPENSES	1,134,415	684,949	2,872,562	1,946,636

NET LOSS BEFORE OTHER ITEMS	(1,120,092)	(672,481)	(2,695,971)	(1,916,628)

OTHER ITEMS
Customer fees	-	21	-	187
Gain (loss) on foreign exchange	5,763	(37)	(247,384)	(354)
Interest income	504	-	1,382	2,231
Gain (loss) on debt settlement	22,778	(147,865)	(581,030)	(291,818)
Increase (decrease) in derivative liability	21,579	-	21,579	(165,734)
	50,624	(147,881)	(805,453)	(455,488)

NET LOSS BEFORE INCOME TAXES	(1,069,468)	(820,362)	(3,501,424)	(2,372,116)

INCOME TAXES	-	-	2,399	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(1,069,468)	$(820,362)	$(3,503,823)	$(2,372,116)

NON-CONTROLLING INTEREST	(345,484)	(235,264)	(1,011,811)	(529,321)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(723,984)	$(585,098)	$(2,492,012)	$(1,842,795)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)
WEIGHTED COMMON SHARES OUTSTANDING	84,334,030	66,608,356	81,296,505	57,417,023

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2012	2011

OPERATING ACTIVITIES
Net loss from operations attributable to Alternet Systems Inc.	$(2,492,012)	$(1,842,795)
Non-controlling interest	(1,011,811)	(529,321)
Add: Items Not Affecting Cash
Depreciation	65,325	22,436
Shares for services	63,000	336,375
Shares for debt	-	1,261,092
Deferred compensation	-	74,832
Loss on debt settlement	581,030	291,818
Changes In Non-Cash Working Capital:
Accounts receivable	426,108	533,495
Prepaids and deposits	(54,664)	(14,329)
Accounts payable and accrued charges	79,142	(615,234)
Wages payable	704,410	(128,690)
Accrued taxes	171,554	149,762
Customer deposits	(91,973)	(31,800)
Deferred income	(79,214)	104,895
Due to related parties	317,316	(84,042)
	(1,321,789)	(471,506)

INVESTING ACTIVITIES
Acquisition of fixed assets	(232,856)	(139,502)
Acquisition of intellectual property	-	(100,000)
	(232,856)	(239,502)

FINANCING ACTIVITIES
Change in loans payable	469,132	(336,410)
Change in capital leases	(19,183)	77,590
Change in long-term debt	228,966	-
Derivative liability	73,659	-
Deferred financing costs	(88,409)	-
Net proceeds on sale of common stock and subscriptions	750,000	1,183,500
Share issue costs	(8,996)	(15,000)
Warrants issued	85,198	-
	1,490,367	909,680

NET CHANGE IN CASH DURING THE PERIOD	(64,278)	198,672

CASH, BEGINNING OF PERIOD	77,312	13,718

CASH, END OF PERIOD	$13,034	$212,390

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total

Balance December 31, 2010	48,219,648	483	7,860,223	145,362	(79,832)	108,000	(9,016,091)	(165,662)	(114,164)	(1,261,681)

Issuance of common stock for debt at $0.155 per share - February 25, 2011	1,220,363	12	189,144	-	-	-	-	-	-	189,156

Issuance of common stock for debt at $0.13 per share - April 12, 2011	2,214,276	22	287,834	-	-	-	-	-	-	287,856

Issuance of common stock for debt at $0.13 per share - April 19, 2011	1,498,000	15	194,726	-	-	-	-	-	-	194,741

Issuance of common stock for services at $0.13 per share - April 19, 2011	1,289,000	13	167,557	-	-	-	-	-	-	167,570

Issuance of common stock for debt at $0.13 per share - April 21, 2011	444,079	4	57,726	-	-	-	-	-	-	57,730

Issuance of common stock for services at $0.13 per share - April 21, 2011	600,000	6	77,994	-	-	(78,000)	-	-	-	-

Issuance of common stock for services at $0.12 per share - May 3, 2011	1,500,000	15	179,985	-	-	(120,000)	-	-	-	60,000

Issuance of common stock for debt at $0.10 per share - May 13, 2011	1,016,613	10	101,651	-	-	-	-	-	-	101,661

Issuance of common stock for services at $0.12 per share - June 7, 2011	400,000	4	47,996	-	-	-	-	-	-	48,000

Issuance of common stock for services at $0.11 per share - June 8, 2011	250,000	3	27,497	-	-	-	-	-	-	27,500

Issuance of common stock for cash at $0.10 per share - June 15, 2011	3,333,333	33	499,967	-	-	-	-	-	-	500,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total

Issuance of common stock for services at $0.11 per share - June 21, 2011	250,000	2	27,498	-	-	-	-	-	-	27,500

Issuance of common stock for services at $0.10 per share - July 7, 2011	250,000	2	24,998	-	-	(25,000)	-	-	-	-

Issuance of common stock for cash at $0.10 per share - July 14, 2011	1,935,000	19	193,481	(193,500)	-	-	-	-	-	-

Issuance of common stock for debt at $0.10 per share - July 14, 2011	252,934	2	25,291	-	-	-	-	-	-	25,293

Issuance of common stock for debt at $0.12 per share - July 20, 2011	2,265,207	23	271,802	-	-	-	-	-	-	271,825

Issuance of common stock for debt at $0.13 per share - July 25, 2011	133,304	1	17,329	-	-	-	-	-	-	17,330

Issuance of common stock for cash at $0.15 per share - August 2, 2011	600,000	6	89,994	-	-	-	-	-	-	90,000

Issuance of common stock for debt at $0.12 per share - August 2, 2011	733,333	7	87,993	-	-	-	-	-	-	88,000

Issuance of common stock for services at $0.11 per share - August 11, 2011	112,500	1	12,374	-	-	-	-	-	-	12,375

Issuance of common stock for services at $0.12 per share - August 16, 2011	112,500	1	13,499	-	-	-	-	-	-	13,500

Issuance of common stock for debt at $0.12 per share - September 15, 2011	500,000	5	59,995	-	-	-	-	-	-	60,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total

Cancellation of common stock issued for services at $0.13 per share - April 19, 2011	(250,000)	(3)	(32,497)	-	16,250	-	-	-	-	(16,250)

Issuance of common stock for services at $0.14 per share - November 21, 2011	100,000	1	13,999	-	-	-	-	-	-	14,000

Issuance of common stock for services at $0.14 per share - November 22, 2011	112,500	1	15,749	-	-	-	-	-	-	15,750

Issuance of common stock for services at $0.14 per share - December 7, 2011	1,000,000	10	139,990	-	-	-	-	-	-	140,000

Issuance of common stock for cash at $0.15 per share - December 29, 2011	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

Issuance of common stock for debt at $0.17 per share - December 29, 2011	245,903	2	41,802	-	-	-	-	-	-	41,804

Share issue costs	-	-	(39,000)	-	-	-	-	-	-	(39,000)

Share subscriptions from prior years issued	500,000	5	14,995	(15,000)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	1,193,500	-	-	-	-	-	1,193,500

Services provided per term of contracts	-	-	-	-	76,082	-	-	-	-	76,082

Obligation to issue shares per consulting agreements	-	-	-	-	(12,500)	(10,000)	-	-	-	(22,500)

Obligation to issue shares per employment agreement	-	-	-	-	-	100,000	-	-	-	100,000

Obligation to issue shares per consulting agreement	-	-	-	-	-	25,000	-	-	-	25,000

Obligation to issue shares per Debt Settlement agreement	-	-	-	-	-	113,333	-	-	-	113,333

Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	-	1,250,000	1,250,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total

Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)

Non-controlling interest	-	-	-	-	-	-	-	-	(816,715)	(816,715)

Net loss for the year	-	-	-	-	-	-	(2,278,661)	-	-	(2,278,661)

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	-	113,333	(11,294,752)	(331,396)	319,121	608,965

Issuance of common stock for debt at $0.29 per share - February 22, 2012	60,000	1	17,399	-	-	-	-	-	-	17,400

Issuance of common stock for debt at $0.30 per share - March 5, 2012	2,138,358	21	641,486	-	-	(113,333)	-	-	-	528,174

Issuance of common stock for services at $0.31 per share - March 31, 2012	112,500	1	34,874	-	-	-	-	-	-	34,875

Issuance of common stock for debt at $0.28 per share - April 11, 2012	113,889	1	31,888	-	-	-	-	-	-	31,889

Issuance of common stock for debt at $0.24 per share - April 19, 2012	400,000	4	95,996	-	-	-	-	-	-	96,000

Issuance of common stock for debt at $0.25 per share - April 26, 2012	152,778	2	38,193	-	-	-	-	-	-	38,195

Issuance of common stock for debt at $0.22 per share - May 7, 2012	16,438	1	3,615	-	-	-	-	-	-	3,616

Issuance of common stock for cash at $0.15 per share - May 17, 2012	1,402,116	14	210,303	-	-	-	-	-	-	210,317

Issuance of common stock for cash at $0.15 per share - June 4, 2012	1,264,550	13	189,670	-	-	-	-	-	-	189,683

Issuance of common stock for debt at $0.14 per share – July 2, 2012	58,965	1	8,254	-	-	-	-	-	-	8,255

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total

Issuance of common stock for services at $0.12 per share - August 14, 2012	112,500	1	13,499	-	-	(14,625)	-	-	-	(1,125)

Issuance of common stock for services at $0.13 per share - August 20, 2012	112,500	1	14,624	-	-	-	-	-	-	14,625

Issuance of common stock for debt at $0.12 per share - August 29, 2012	1,125,393	11	135,036	-	-	-	-	-	-	135,047

Issuance of common stock for debt at $0.13 per share – September 4, 2012	2,031,461	20	264,070	-	-	-	-	-	-	264,090

Share subscriptions from prior years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	400,000	-	-	-	-	-	400,000

Private placement subscriptions cancelled	-	-	-	(50,000)	-	-	-	-	-	(50,000)

Share issue costs	-	-	(8,996)	-	-	-	-	-	-	(8,996)

Warrants issued for debt	-	-	85,198	-	-	-	-	-	-	85,198

Obligation to issue shares per consulting agreement	-	-	-	-	-	14,625	-	-	-	14,625

Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	-	671,000	671,000

Increase (decrease) in derivative liability	-	-	-	-	-	-	-	21,579	-	21,579

Non-controlling interest	-	-	-	-	-	-	-	-	(1,011,811)	(1,011,811)

Net loss for the period	-	-	-	-	-	-	(2,513,591)	-	-	(2,513,591)

Balance September 30, 2012	86,606,607	863	13,446,635	480,632	-	-	(13,808,343)	(309,817)	(21,690)	(211,990)

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012 and December 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc. (“Alternet” or the “Company”), through its subsidiaries, provides leading edge mobile financial solutions and mobile security and related solutions. The former are offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter are offered globally.

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

These consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2012 the Company had a working capital deficiency of $2,015,136. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated interim financial statements include the accounts of the following companies:

  Alternet Systems Inc.
  AI Systems Group, Inc., a wholly owned subsidiary of Alternet
  Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
  Alternet Transactions Systems, Inc., a 51% owned subsidiary of Alternet
  Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
  International Mobile Security, Inc, a 60% owned subsidiary of Alternet
  Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
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
(Unaudited)
September 30, 2012 and December 31, 2011

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

Revenue Recognition
The Company derives its revenues from the sale of licenses of software, implementation services, support services, and telecommunication services. Revenues are recognized when title transfers or services are rendered, as follows:

a)	Revenue from the sale of licenses is recognized when the title of the license transfers to the customer.
b)	Revenue from implementation services performed is recognized upon completion of the service.
c)	Revenue from support services is recognized as earned.
d)	Revenue from telecommunications and hosted services are recognized when billed, which occurs in the month the services are provided.

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
(Unaudited)
September 30, 2012 and December 31, 2011

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
(Unaudited)
September 30, 2012 and December 31, 2011

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (Intangibles - Goodwill and Other Topic 350), which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This update simplifies how an entity tests these assets for impairment and tries to improve the consistency in testing guidance among long-lived asset categories. This standard is not expected to have an effect on the Company's reported financial position or results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012 and December 31, 2011

NOTE 3 – FIXED ASSETS

	September 30, 2012
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$344,252	$326,939	$17,313
Computer equipment – capital lease	156,746	48,247	108,499
Computer software	289,028	105,217	183,811
Equipment	10,576	10,260	316
	$800,602	$490,663	$309,939

	December 31, 2011
		Accumulated
	Cost	Amortization	Net Book Value

Computer equipment	$344,252	$321,912	$22340
Computer equipment – capital lease	137,790	20,669	117,121
Computer software	75,128	72,552	2,576
Equipment	10,576	10,205	371
	$567,746	$425,338	$142,408

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual property. As at September 30, 2012, the Company had $68,900 (December 31, 2011 - $68,900) included in accounts payable and accrued charges relating to this agreement.

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
(Unaudited)
September 30, 2012 and December 31, 2011

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

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and is due on February 28, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. As at September 30, 2012, $44,840 of principal and accrued interest on this note was included in Other loans payable.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and is due on March 31, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. As at September 30, 2012, $60,082 of principal and accrued interest on this note was included in Other loans payable.

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
(Unaudited)
September 30, 2012 and December 31, 2011

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

On January 25, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As at September 30, 2012, the Company owes this director $2,598 of unpaid principal and $117 of accrued interest on a Promissory Note which matures on December 31, 2012. The balance owing is included in Due to related parties.

On February 9, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As at September 30, 2012, the Company owes this director $5,736 of unpaid principal and $284 of accrued interest on a Promissory Note which matures on December 31, 2012. The balance owing is included in Due to related parties.

On February 11, 2011, the Company signed a Promissory Note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As at September 30, 2012, the Company owes this director $10,308 of unpaid principal and $260 of accrued interest on a Promissory Note which matures on December 31, 2012. The balance owing is included in Due to related parties.

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

On February 1, 2012, the Company signed a Promissory Note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous Promissory Note and extended the maturity date to September 30, 2012. As at September 30, 2012, the Company has accrued $21,311 (December 31, 2011 - $Nil) of interest relating to this loan. On October 1, 2012, the Company signed a new Promissory Note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous Promissory Note and extended the maturity date to January 31, 2013.

On August 24, 2012, the Company signed a Debt Settlement agreement with a director of the Company whereby the Company agreed to settle $103,125 of unpaid wages and $19,730 of outstanding accounts payable plus interest at 10% per annum starting January 1, 2012 for 983,445 common shares of the Company. On August 24, 2012, the director of the Company sold the loan to an unrelated third party. On September 4, 2012, the 983,445 common shares were issued resulting in a full repayment of all balances outstanding.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012 and December 31, 2011

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS (continued)

Other Loans (continued)

On August 24, 2012, the Company signed a Debt Settlement agreement with an officer of the Company whereby the Company agreed to settle $126,667 of unpaid wages and $4,255 of outstanding accounts payable plus interest at 10% per annum starting January 1, 2012 for 1,048,016 common shares of the Company. On August 24, 2012, the director of the Company sold the loan to an unrelated third party. On September 4, 2012, the 1,048,016 common shares were issued resulting in a full repayment of all balances outstanding.

On August 29, 2012, the Company signed a Debt Settlement agreement with a director of the Company whereby the Company agreed to settle $75,833 of unpaid wages and $16,473 of outstanding accounts payable plus interest at 10% per annum starting January 1, 2012 for 597,277 common shares of the Company. On August 29, 2012, the 597,277 common shares were issued resulting in a full repayment of all balances outstanding.

On August 29, 2012, the Company signed a Debt Settlement agreement with an employee of the Company whereby the Company agreed to settle $58,333 of unpaid wages and $17,089 of outstanding accounts payable plus interest at 10% per annum starting January 1, 2012 for 528,116 common shares of the Company. On August 29, 2012, the 528,116 common shares were issued resulting in a full repayment of all balances outstanding.

NOTE 6 – LONG-TERM DEBT

On April 1, 2011, the Company signed an Agreement with a creditor to purchase various computer software valued at $213,900 and one year technical support valued at $47,058. The loan requires one payment of $35,000 on May 23, 2012 and seven quarterly payments of $35,495 starting October 1, 2012. The loan includes an implicit interest rate of $7.51% and matures on April 1, 2014. As at September 30, 2012, the balance on the loan was $228,966 (December 31, 2011 - $Nil).

The remaining required principal payments over the next three fiscal years are as follows:

2012	$29,323
2013	130,604
2014	69,039

NOTE 7 – CAPITAL LEASES

On April 27, 2011, the Company signed a Lease Agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As at September 30, 2012, the balance on the lease was $27,396 (December 31, 2011 - $55,132).

On September 26, 2011, the Company signed a Lease Agreement with a creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 12.75% and expires on September 1, 2013. As at September 30, 2012, the balance on the lease was $7,485 (December 31, 2011 - $12,509).

On June 13, 2012, the Company signed a Lease Agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $2,777 to be paid upon signing and 24 monthly payments of $396. The lease includes implicit interest of 13.21% and expires on June 1, 2014. As at September 30, 2012, the balance on this lease was $7,718 (December 31, 2011 - $Nil).

On August 1, 2012, the Company signed a Lease Agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $1,956 to be paid upon signing and 24 monthly payments of $282. The lease includes implicit interest of 15.60% and expires on September 1, 2014. As at September 30, 2012, the balance on this lease was $5,859 (December 31, 2011 - $Nil).

The remaining required principal payments over the next three fiscal years are as follows:

2012	$13,386
2013	30,029
2014	5,043

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012 and December 31, 2011

NOTE 8 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001.

On September 21, 2012, the Company’s shareholders approved through a majority vote to amend the Company’s Articles of Incorporation by increasing the authorized stock of the Company to 510,000,000 consisting of 500,000,000 common shares with a par value of $0.00001 per share and 10,000,000 preferred shares with a par value of $0.00001 per share. The increase is subject to approval by the Securities Exchange Commission. In addition, the shareholders approved the 2012 Incentive Stock Option Plan whereby the Company can grant stock options to employees of the Company to acquire up to a maximum of 5% of the Company’s authorized stock. Options granted under the plan are non-transferable, will vest over a period of three years, can have a maximum term of five years from each vesting date, and are subject to the employee being employed by the Company on the grant and exercise dates.

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

During the nine months ended September 30, 2012, the Company issued:

  3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year,
  6,097,282 common shares valued at $1,235,999 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011, and
  337,500 common shares valued at $63,000 for consulting services rendered during the period.

In addition, during the nine months ended September 30, 2012, the Company issued common shares for the following subscriptions received during the year:

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

During the nine months ended September 30, 2012, the Company received $350,000 toward $400,000 of share subscriptions for which shares have not been issued by the end of the period. During the period, the investor requested to reduce the subscription to equal the $350,000 cash funds he had advanced to the Company. At September 30, 2012, the Company had $480,362 (December 31, 2011 - $630,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012 and December 31, 2011

NOTE 8 – CAPITAL STOCK (continued)

Common Shares (continued)

The shares which were not issued as at September 30, 2012 or September 30, 2011 were not used to compute the total weighted average shares outstanding as at September 30, 2012 or September 30, 2011 respectively and were thus not used in the basic net loss per share calculation.

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance, December 31, 2010	-	-
Issued	6,569,444	0.23

Balance, December 31, 2011	6,569,444	0.23
Issued	2,009,863	0.25

Balance, September 30, 2012	8,579,307	0.23

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

c)

In conjunction with a debt settlement agreement signed on April 8, 2012, the Company issued 409,863 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $85,198 calculated using the Black-Scholes option pricing model assuming a life expectancy of 1.50 years, a risk free rate of 0.07%, a forfeiture rate of 0%, and volatility of 178.93%. The value of these warrants is included in bank charges and interest on the consolidated interim statement of operations.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012 and December 31, 2011

NOTE 8 – CAPITAL STOCK (continued)

Warrants (continued)

The following table summarizes the warrants outstanding at September 30, 2012:

Warrants
outstanding	Exercise price	Expiration date
	$

2,000,000	0.25	December 31, 2012
569,444	0.00	December 31, 2012
4,000,000	0.25	June 30, 2013
409,863	0.25	October 8, 2013
841,270	0.25	October 11, 2013
758,730	0.25	November 30, 2013
8,579,307

The weighted average life of warrants outstanding at September 30, 2012 was 0.68 years.

NOTE 9 - RELATED PARTY TRANSACTIONS

As at September 30, 2012, a total of $507,682 (December 31, 2011 - $282,801) was payable to directors and officers of the Company of which $488,556 (December 31, 2011 - $282,801) was non-interest bearing and had no specific terms of repayment and $19,112 (December 31, 2011 - $37,220) related to loans detailed in Note 5. Of the amount payable, $47,436 (December 31, 2011 - $47,368) was included in accounts payable for expense reimbursements, $428,310 (December 31, 2011 - $185,393) was included in wages payable for accrued fees, and $31,936 (December 31, 2011 - $50,040) was included in due to related parties.

During the nine months ended September 30, 2012, the Company expensed a total of $662,500 (December 31, 2011 - $767,870) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $300,417 (December 31, 2011 - $185,393) has been accrued, $113,958 (December 31, 2011 - $354,907) has been paid in cash, and $248,125 (December 31, 2011 - $227,570) has been paid through the issuance of shares. During the period, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the period.

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company’s common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company’s common stock valued at $187,570 to three directors of the Company for consulting and management fees.

As at September 30, 2012, the Company held an accounts receivable from a company with a director in common with the Company for $1,191,912 (6,674,709 Venezuelan bolivar fuerte (“VEF”)) (December 31, 2011 - $1,552,258 (VEF 6,674,709). Of the total invoice, $79,320 (VEF 369,682) (December 31, 2011 - $1,049,000 (VEF 4,510,700)) is included in revenue, $298,411 (December 31, 2011 - $388,628 (VEF 1,671,100)) is included in customer deposits, and $22,005 (VEF 123,227) (December 31, 2011 - $114,630 (VEF 492,909)) is included in deferred income. In addition, the Company owes this company $335,420 (December 31, 2011 - $Nil) which is non-interest bearing and has no specific terms of repayment and is included in Due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012 and December 31, 2011

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

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the nine months ended September 30, 2012, the Company expensed $Nil (year ended December 31, 2011 - $76,082) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance or in accordance with defined agreement terms.

NOTE 11 – SUBSEQUENT EVENTS

  On October 19, 2012, the Company issued a convertible note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and is due on April 30, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075.

  On October 1, 2012, the Company signed a new Promissory Note with a creditor which capitalized the unpaid principal and interest of $233,147 under a previous Promissory Note and extended the maturity date to January 31, 2013.

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

Employees

The company continued to increase staffing in the nine months ended September 30, 2012 in its operating subsidiaries. At September 30, 2012, total staff stood at 27 versus 17 the prior year. The Company continues to outsource contract employment as appropriate.

Nine months Ended September 30, 2012 Compared to the nine months Ended September 30, 2011

Net Sales

For the nine months ended September 30, 2012, the Company had $452,891 in net sales compared to $128,794 for the corresponding period in 2011. Sales increased significantly in percentage terms (251%) but coming in well below the volume anticipated for the period as delays arose in closing qualified prospects of mobile commerce and mobile security license software by Alternet Transaction Systems, (DBA Utiba Americas) and International Mobile Security. Contract negotiations and/or project implementations are proceeding. Additionally discussions with major new clients have been initiated with the high likelihood of finalizing contracts in near term, most likely in the beginning of 2013.

Delays continue to reflect the long, complex, business to business sales cycle, the slow evolution of mobile money regulations in different countries, and delays not uncommon in the rollout of new technology. Additionally, in Utiba Americas, the transition from sales of software licenses to sale of Software as a Service (SaaS) continues apace with the adverse effect on the timing of revenue recognition. In the former’s case, revenue reflects the one-time nature of the sale and is recognized at the time of the contract. SaaS revenue, on the other hand, is recognized over the term of the contract, typically being three to five years, based on the number of users and/or transactions. Management is cognizant of the timing issue and believes that the longer term and more reliable transactional revenue will generate significantly greater value to the Company. Moreover, the market for the Company’s SaaS offering is expected to be significantly greater than straight license sales.

Gross Profit

Gross profit was $176,591 in the nine months ending September 30, 2012 compared to $30,008 in the nine month period ending September 30, 2011, representing an increase in gross profit for the period of $146,583. As noted up above, such results were well below anticipated performance.

Operating Expenses

For the nine months ended September 30, 2012, the Company’s operating expenses increased ($2,872,562 in 2012 versus $1,916,628 in prior year, an increase of $779,343, or 41%) when compared to the prior year. The increase was attributable to the Company’s additional staffing and infrastructure growth necessary to properly service market opportunities and customer demand. This increase can best be seen in the year-over-year growth of the combined management and consulting and salary expenses ($2,063,777 in 2012 versus $1,304,029 in 2011, an increase of $759,748, or 58%). Most of this increase, when compared to the year-to-date prior year results, occurred in the third quarter (an increase of $504,862, equivalent to 126%, in third quarter of 2012 versus the third quarter of 2011). The increase in management and consulting and salary expense for the nine months accounts for 82% of the total $925,926 increase in operating expenses. Another 13% of the increase is accounted by in bank and finance charges, which reached $52,905in 2012 versus $10,087 the prior year.

Accounts payable totaled $1,129,472 and accounts receivable were $1,789,478 at September 30, 2012

Net Loss

For the nine months ended September 30, 2012, the Company had a net loss of $2,492,012 or $(0.03) per share, which was an increase of $649,217 when compared to the net loss for the corresponding prior year period of $1,842,795. The higher loss was primarily due to increased operating expenses, foreign exchange losses of $247,384 (an increase of $247,030, versus $354 in the prior year) primarily attributable to operations in Venezuela, and higher loss on debt settlement (an increase of $289,212). The latter reflects the accounting loss, recorded on the date of such events, based on fair market value (refer to Note 2).

Interest and other expenses

As shown in operating expenses, for the nine months ended September 30, 2012, the Company had bank charges and interest expense of $168,510, including the $85,198 of warrants (refer to Note 8c) compared with $44,718 for the corresponding period to September 30, 2011.

Liquidity and Capital Resources

The Company had current assets including cash on hand of $2,284,595 as at September 30, 2012 ($772,395 at September 30, 2011).

The Company had a working capital deficiency of $2,015,136 at September 30, 2012 ($977,784 at September 30, 2011). Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its operating subsidiaries, Alternet Transaction Systems (DBA Utiba Americas), and International Mobile Security (IMS).

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company issued 3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year, 6,097,282 common shares valued at $1,235,999 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011, and 337,500 common shares valued at $63,000 for consulting services to be rendered during the period.

In addition, during the nine months ended September 30, 2012, the Company issued 1,402,116 common shares at $0.15 per share for total cash proceeds of $210,317 and 1,264,550 common shares at $0.15 a $0.15 for total cash proceeds of $189,683.

During the nine months ended September 30, 2012, the Company received $350,000 toward $400,000 of share subscriptions for which shares have not been issued by the end of the period. During the period, the investor requested to reduce the subscription to equal the $350,000 cash funds he had advanced to the Company. At September 30, 2012, the Company had $480,362 (December 31, 2011 - $630,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at September 30, 2012 or September 30, 2011 were not used to compute the total weighted average shares outstanding as at September 30, 2012 or September 30, 2011 respectively and were thus not used in the basic net loss per share calculation.

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
November 13, 2012

By: /s/ Michael Viadero
Michael Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
November 13, 2012