Form 10-K
period 2012-12-31
ALTERNET SYSTEMS INC
filed 2013-04-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [ ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $10,819,219 based on a $0.13 closing price for the Common Stock on June 29, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 90,511,878 as of April 11, 2013

DOCUMENTS INCORPORATED BY REFERENCE

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

Company History and Business

Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. In 2001 the Company changed its name to SchoolWeb Systems Inc. and then, in 2002, to Alternet Systems, Inc. On December 31, 2007, the Company executed a merger with TekVoice Communications, Inc. of Miami, Florida. Since then the Company has changed business focus and strategy to mobile financial services and mobile security. In 2011, TekVoice became inactive.

2009 – to Present Focus on Mobile Financial Services and Security

Since late 2009, the Company has focused its investment and operational expertise on the mobile value added services markets of mobile financial transactions and security, through two new subsidiaries. These subsidiaries, Alternet Transaction Systems (dba Utiba Americas, which is 49% owned by Utiba Pte, Ltd) and International Mobile Security (IMS, which is 40% owned by General Services Holding LLC) were launched within the fiscal year 2010. The new lines of business and Company focus were intended to provide new revenue streams and profitability from the high growth segments of the mobile value added service market, namely mobile financial services and mobile security. Growth of both of these market segments is driven by the exponential adoption of mobile phones which in 2012 reached more than 70%, of the global population, with a total of 5 billion phones.

Competition

The Company competes in two distinct industries, mobile financial services and mobile security. In mobile financial services, the Company has unique features in its product offerings and is considered a global pioneer and market leader, consistently ranked by independent surveys amongst the top three in the world. The Company’s technology has been developed and improved over numerous years and provides clients with a complete suite of applications and functionality that addresses all current market applications and usage. The Company is geographically focused on the entire Western Hemisphere (North, Central and South America and the Caribbean), it is the market leader in terms of deployments.

Nevertheless, the Company competes with significantly larger companies that are better financed. However, these competitors, while larger, are not entirely focused on mobile financial services resulting in opportunities for the Company to leverage its greater experience, flexibility and agility to garner business and market share. Over the last couple of years there has been market consolidation resulting in smaller companies, with market name recognition, being absorbed by larger organizations eager to capture market share and/or obtain technology. This trend is expected to continue over the foreseeable time horizon. The Company is one of the last independent players in the industry with name recognition, market share and proven technology.

Research and Development

The Company spends a judicious amount in research and development expenditures. In mobile financial services, the Company primarily relies on its joint-venture partner’s longstanding and continued research and development, and as needed, purchases the necessary technology. In 2011, the Company purchased $1.5 million in intellectual property from Utiba Pte., the minority interest shareholder in Alternet Transaction Systems Inc. which is doing business as Utiba Americas. The intellectual property encompasses all applications and functionality of Utiba’s platform, permitting the Company to offer comprehensive services to clients. In mobile security, the Company has its own proprietary technology and is in constant development to address client and market needs. Further product development and refinement in mobile security is required.

Employees

The Company’s staff remained stable in 2012, primarily in its operating subsidiaries. At the corporate level, one management position has been outsourced to an independent service provider in order to have access to greater resources and expertise as well as reduce the cash impact. The service provider is being compensated with company shares based on the deliverables detailed in the underlying service agreement. At year-end 2012, total staff stood at 20 (21 in 2011). The Company continues to outsource contract employment as appropriate.

Item 1A. Risk Factors

The Company is exposed to a number of risks, including the following:

.	The Company may be unable to market and sell its products;
.	The Company’s sales are currently insufficient and its future prospects are dependent on the ability to market its products and services;
.	The Company has a history of operating at a significant loss;
.	The Company requires additional equity financing to continue operations and may be unable to obtain this financing;
.	If further equity financing is obtained, it will dilute the value of existing shareholders’ stock;

.	The Company has limited working capital with which to continue operations;
.	The Company is active in competitive industries and faces competition from more established companies with greater financial resources and established sales and distribution capabilities;
.	The Company has a significant number of shares outstanding which may be eligible for resale under Rule 144 and which, if sold, could depress the market price of the Company’s shares.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash needs. We expect positive cash flow from operations to begin within the year but there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

In the near term we will depend on outside capital to pay for the continued development of our business. The Company has engaged an investment bank to assist in raising additional capital. The overall raise under consideration is up to $10 million and includes funding for regional and product expansion and, possibly, strategic acquisitions and or mergers. Capital may not continue to be available to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

The Company’s operating subsidiaries began operations in 2010. Since then changes to the business model have been made in response to market requirements and opportunities, most significantly demonstrated by the shift to hosted services (offered as Software as a Service – SaaS). This shift was a direct response to expressed client preference, requiring significant additional resources, in staffing and infrastructure, as well as changes in pricing, marketing and deal structuring. The impact, while expected to be considerably favorable to the Company over the medium term due to the multi-year nature of SaaS contracts, was adverse from a cash flow perspective. Accordingly the transition to SaaS has affected the Company’s ability to generate net income and there can be no assurance that we will ever operate profitably. Our company’s operations will be subject to all the risks inherent in developing and introducing new technology. Accordingly potential investors should be aware of the difficulties normally encountered by enterprises introducing new applications and changing, to a large extent, the paying habits of individuals across multiple countries. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and to find purchases for our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit their ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Executive Offices

Our corporate headquarters are leased and are located at 2665 S. Bayshore Dr., Suite 301, Miami Florida, 33133. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Item 3. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On October 16, 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2012, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2012, the full amount has been accrued and is included in accounts payable.

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company has engaged legal representatives. As of December 31, 2012, no amounts have been accrued as the claim is without basis.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

Market for Common Stock

The Company’s securities trade on the NASD’s OTCQB under the symbol “ALYI ”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2012	HIGH	LOW

First Quarter	$0.38	$0.14
Second Quarter	$0.30	$0.13
Third Quarter	$0.19	$0.11
Fourth Quarter	$0.17	$0.10

2011	HIGH	LOW

First Quarter	$0.20	$0.11
Second Quarter	$0.14	$0.09
Third Quarter	$0.14	$0.09
Fourth Quarter	$0.21	$0.12

Holders of Common Stock

On December 31, 2012, there were 346 holders of record of our common stock and there were 89,056,203 shares outstanding. There are an estimated 421 indirect holders of common shares in outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 346 registered shareholders and 421 non-registered shareholders at December 31, 2012.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended December 31, 2012, the Company:

  issued 3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year;
  issued 5,978,317 common shares valued at $1,210,344 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011;
  issued 372,703 common shares valued at $56,873 for employment incentives in accordance with employment agreements;
  issued 1,200,025 common shares valued at $204,803 for legal, accounting, and consulting services rendered; and
  cancelled 1,000,000 common shares valued at $140,000 previously issued for employment incentives during the year ended December 31, 2011.

In addition, during the year ended December 31, 2012, the Company issued common shares for the following subscriptions received during the year:

  on May 17, 2012, the Company issued 1,402,116 common shares at $0.10 per share for total cash proceeds of $143,528;
  on June 4, 2012, the Company issued 1,264,550 common shares at $0.10 per share for total cash proceeds of $134,171; and
  on December 26, 2012, the Company issued 2,333,333 common shares at $0.15 per share for total cash proceeds of $350,000.

During the year ended December 31, 2011, the Company:

  issued 500,000 common shares valued at $15,000 for share subscriptions received in prior years;
  issued 5,516,145 common shares valued at $717,623 for debt settlements and convertible debenture agreements;
  issued 2,614,337 common shares valued at $325,862 for legal, accounting, and consulting services rendered of which 1,200,000 shares valued at $108,000 were obligated to be issued as of December 31, 2010; and
  issued 8,120,030 common shares valued at $1,008,606 for employment incentives in accordance with employment agreements.

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

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carried interest at the rate of 10% per annum and was due on July 30, 2010. The note was not repaid on maturity, thus, the holder converted all of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. On August 22, 2011, the creditor submitted a Notice of Conversion to convert $113,333 of debt into 2,138,358 common shares of the company resulting in a full repayment of the loan. At December 31, 2011, the shares had not been issued to the creditor resulting in the full balance being included in obligation to issue shares. On March 5, 2012, the Company issued the 2,138,358 common shares of the Company resulting in a full repayment of the loan.

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and is due on February 28, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the year ended December 31, 2012, $18,067 of the debt discount was amortized. As of December 31, 2012, $37,364 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by February 28, 2013 and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and is due on March 31, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the year ended December 31, 2012, $18,581 of the debt discount was amortized. As of December 31, 2012, $44,175 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by March 31, 2013 and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and is due on April 30, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the year ended December 31, 2012, $30,259 of the debt discount was amortized. As of December 31, 2012, $31,881 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable.

Other Loans Payable

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

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of December 31, 2012, the Company owes this director $2,598 of unpaid principal and $131 of accrued interest on a promissory note which matures on December 31, 2012. The loan was renewed on January 1, 2013 with the unpaid principal and interest being capitalized to the loan balance, the maturity date extended to June 30, 2013, and the interest rate remaining at 10% per annum. The balance owing is included in due to related parties.

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of December 31, 2012, the Company owes this director $5,736 of unpaid principal and $289 of accrued interest on a promissory note which matures on December 31, 2012. The loan was renewed on January 1, 2013 with the unpaid principal and interest being capitalized to the loan balance, the maturity date extended to June 30, 2013, and the interest rate remaining at 10% per annum. The balance owing is included in due to related parties.

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of December 31, 2012, the Company owes this director $10,308 of unpaid principal and $520 of accrued interest on a promissory note which matures on December 31, 2012. The loan was renewed on January 1, 2013 with the unpaid principal and interest being capitalized to the loan balance, the maturity date extended to June 30, 2013, and the interest rate remaining at 10% per annum. The balance owing is included in due to related parties.

On March 2, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. On July 14, 2011, the director of the Company sold the loan to an unrelated third party. On August 8, 2011, the creditor converted $110,000 of debt into 733,333 common shares of the company resulting in a full repayment of the loan.

On January 25, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 12% per annum on April 24, 2012. As of March 31, 2012, the Company has accrued $2,203 of interest relating to this loan. On April 8, 2012, the Company signed a debt settlement agreement with the creditor whereby the creditor will convert the outstanding principal and interest of $102,466 into 683,105 common shares of the Company and 409,863 warrants. Each warrant entitles the holder to purchase one common shares of the Company at an exercise price of $0.25 per share until October 8, 2013. The Company issued 409,863 warrants on April 8, 2011, 113,889 common shares on April 11, 2012, 400,000 common shares on April 19, 2012, 152,778 common shares on April 26, 2012, and 16,438 common shares on May 7, 2012 resulting in a full repayment of the loan. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $85,198 with the following assumptions: (1) risk-free rate of interest of 0.07%, (2) an expected life of 1.5 years, (3) expected stock price volatility of 178.93%, and (4) expected dividend yield of zero.

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. As of December 31, 2012, the Company has accrued $14,104 of interest relating to this loan.

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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. As of December 31, 2012, the Company has accrued $1,137 of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. As of December 31, 2012, the Company has accrued $1,178 of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. As of December 31, 2012, the Company has accrued $1,178 of interest relating to this loan.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. As of December 31, 2012, the Company has accrued $185 of interest relating to this loan.

Recent Issuance of Non- Restricted Securities

Employee and Consultant Retainer Stock Plan – 2008

During 2010, the Company issued restricted shares as compensation to key management. Juan Cubides, CEO of International Mobile Security Inc. received 1,000,000 shares, Luz Villanueva, CFO, received 1,000,000 shares and Erin Clancy received 250,000 shares, as part of 2010 compensation and sign up bonuses. During 2011, the Company issued restricted shares as compensation to key management. Michael Viadero, the new CFO, received 1,000,000 shares as sign up bonus, and Jesus Luzardo, VP - Sales, 500,000 as compensation bonus. During 2012, Angel Pacheco returned his 1,000,000 shares which were then cancelled.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

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

Overview

Alternet Systems Inc competes in two distinct industries, mobile financial services and mobile security. In mobile financial services, the Company has unique features in its product offerings and is considered a global pioneer and market leader, consistently ranked by independent surveys amongst the top three in the world. The Company’s technology has been developed and improved over numerous years and provides clients with a complete suite of applications and functionality that addresses all current market applications and usage. The Company is geographically focused on the entire Western Hemisphere (North, Central and South America and the Caribbean), it is the market leader in terms of deployments.

Mobile Financial Services

In 2010, the Company launched its mobile financial and mobile commerce suite of services, which it offers in equity partnership with the leading mobile financial services software developer, Utiba. Utiba Americas enjoys exclusive rights to the Utiba software platform for the Americas region, sold as a software license, or as a hosted service, also known as Software as a Service (SaaS).

Demand for our mobile financial transaction services is driven by the widespread adoption of mobile phone service and the existence of large segments of the global population which possess a mobile phone, but do not possess a bank account. The global mobile commerce industry is in its early growth and adoption stages and several successful initiatives have been launched worldwide by our competitors. We believe that as wireless usage expands, the demand for our services will grow.

Since launching in 2010, the Company has implemented mobile financial service solutions in Bolivia, Colombia, Ecuador, Guatemala, and Honduras. Revenue will come from organic growth of its existing operations, primarily from its hosted service, and the Company's robust sales pipeline with many qualified opportunities throughout the region. The Company also benefits from its name recognition and reputation, being one of the leading names in mobile financial services.

Sales and marketing is accomplished through the Company's existing sales staff, who contact potential clients directly, and through agent sales, channel partners, trade shows, and industry associations. Marketing materials such as brochures, web sites, and technical specifications are continuously updated with an increased emphasis being placed on its offerings for specific vertical industries, specifically the telecom, financial, government and utilities sectors.

The Company has been successful in capturing a leading market share in regional deployments and is widely recognized as having among the broadest and most robust product offerings. In 2012 the Company was awarded a multi country license sale agreement with Digicel Group, with an initial launch in Haiti, as well as the sale of a license to Astra Holdings, S.A. a Central America mobile payment service provider, that initially launched in Honduras and will expand in 5 Central America countries. It also successfully launched in January 2013, the electronic top up platform for Corporación Digitel S.A. a mobile network operator in Venezuela.

The SaaS product offering has successfully garnered key clients in Guatemala, Bolivia, México and Latin America. The Company is currently working in several other projects with a regional player with a multi country reach, and is continuing to receive widespread interest as it is currently negotiating several SaaS proposals with regional banks and mobile payment service providers.

In 2013, the Company expects to leverage its market leadership and regional footprint to garner additional profitable business and market share and aggressively replicate the SaaS business model throughout the region.

In 2012 the company entered into strategic alliances with complimentary players in the industry. The strategic partnership with Spindle, Inc. , a United States based mobile payments processor and technology developers allows ATS to enter this market and leverages Spindle's merchant acquisition suite into the existing Utiba mobile commerce offering. This partnership will expand as the companies are seeking additional technological and commercial integration. It also signed an MOU with i2C, Inc., a payments processor based in Redwood City, California to leverage their payment processing, card management and prepaid platform into a Utiba's converging payment offering. This initiative follows the MasterCard global partnership signed by Utiba Pte. Ltd. in October 2011, and the announcements made in 2012 on our expansion into the physical payments markets, as described in our Converging Payments offering.

ATS also continues to actively work with MasterCard operations in Latin America, developing a joint offering leveraging the brands strength and Utiba's market presence. Management expects several of these offers to close in 2013 in several key markets, specifically launching payments services to the unbanked markets in Latin America and the Caribbean.

The Company also expects to pursue potential opportunities to grow through mergers and acquisitions. Several opportunities have been identified and the Company has initiated initial discovery processes.

Digital and Mobile Security Software and Services

International Mobile Security (IMS) finalized the acquisition of proprietary technology in early 2011 and was positioned to offer software and security products in the global market segments of law enforcement, corporate, and consumer sales. Sales efforts have been conducted in house and through value added resellers. Drivers of demand include smart phones and the newly arrived mobile tablet computers.

IMS has entered into an agreement to develop opportunities with Delma MSS Ltd. ("Delma"), a company based in the United Kingdom developing location and tracking technologies. As part of the agreement, Delma will develop and enhance some of the IMS products, with the intent to develop joint business opportunities and products. The relationship with Delma will allow IMS to expand its sales reach into the Middle East and Asian markets.

Results of Operations:

Results of Operations are for the year ended December 31, 2012 compared to the year ended December 31, 2011.

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and two majority owned subsidiaries, International Mobile Security, Inc. (“IMS”) and Alternet Transactions Systems, Inc. (“ATS”) doing business as Utiba Americas. Alternet has a controlling interest in both subsidiaries.

Net Sales

For the year ending December 31, 2012, the Company had net sales of $1,229,674 versus $1,210,766, for the prior year, effectively flat. While the Company signed two license sales contracts in the fourth quarter of 2012, only one sale was recorded in the year. ATS has experienced continued challenges in closing other large complex projects, due to their scope and size. The Company accrues these sales on a performance basis, so additional revenues will be recorded as they are deemed delivered.

The other transaction, given its underlying financing structure, is being recognized over the term of the contract. Projects continue to take significant time and effort to close due to the complexity, the required participation of multiple parties, differing levels of expertise and experience amongst parties and, at times, shifting regulatory conditions.

As a result sales are below expectations. SaaS revenue, the Company's preferred product offering and pricing structure, is rapidly getting traction, while license sales have experienced a deceleration. ATS is actively engaged in final discussions and contract negotiations, with the largest clients in the market and expects to sign major projects in 2013.

IMS continues to underperform and management is reviewing various options, including divestiture, reorganization or merger opportunities. Based on its limited success, it is evident that IMS' product offering requires further development and additional investment to keep them up to date with current market expectations and requirements. In light of the results to date, management is reticent in continuing directing resources to the endeavor, and is actively evaluating different scenarios.

Accordingly, the Company may focus entirely on Mobile Financial Transaction Services and ancillary businesses within this space, such as Mobile Remittances, Consumer Analytics, Mobile Advertising Monetization and integration of its Mobile Commerce suit to Social Media opportunities.

Cost of Sales and Gross Margin

The Company has cost of sales of $656,542 and a gross margin of $573,132 for the year ending December 31, 2012 as compared to cost of sales of $1,122,536 and a gross margin of $88,230 for the year ending December 31, 2011. The decrease in the cost of sales is due to the prior year including a one time charge of $421,000 from Utiba Pte for additional support services performed during the year and prior years.

Selling, General and Administrative Expenses

The operating and administrative expenses for the year ended December 31, 2012 totaled $3,834.404 as compared to $2,996,392 for the year ended December 31, 2011. The table below details the major changes in administrative expenditures for the year ended December 31, 2012 as compared to the corresponding year ended December 31, 2011.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
Bad debts	Increase of $174,549	Collection of the remaining balance on one contract and one note receivable was determined to be uncertain.
Depreciation	Increase of $67,936	Additional assets were acquired during the year.
Investor relations	Increase of $14,885	More activity during the year in respect to financing transactions.
Management and consulting	Increase of $500,861	Increased number of consultants hired during the year to assist with the customization required to complete the increased number of contracts the Company signed during the year.
Professional fees	Increase of $71,243	Increase due to lawyers reviewing more customer contracts in the current year.
Rent	Increase of $41,924	The Company moved offices at the end of 2011.
Salaries	Increase of $11,327	Increased cost of new employees filling open positions.
Telephone and utilities	Increase of $27,551	Increased usage of long-distance telephone calls to increase customer sales
Travel	Decrease of $72,318	Decreased amount of travel required to more stringent travel policy and use of remote conferencing.

Interest and Other Expenses

The Company’s interest expense increased to $457,283 for the year ended December 31, 2012 compared to $45,143 the previous year due to 1) the increase in loans received by the Company during the year, 2) the recording of financing costs of $66,905 relating to convertible debentures, and 3) the estimation of potential tax penalties.

Net Loss

For the year ending December 31, 2012, the Company had a net loss of $4,703,334 or ($0.04) per share and total comprehensive loss of $3,263,407 or ($0.04) per share, an increase of 52% and 34%, respectively, when compared to corresponding year December 31, 2011 which had a net loss of $3,095,376 or $(0.04) per share and a total comprehensive loss of $2,444,395 or ($0.04) per share. The increased loss is primarily attributable to higher Other Items, consisting of the aforementioned interest expense ($457,283), foreign exchange loss ($404,736) and loss on debt settlement ($579,375), up $1,252,293 from the prior year. The foreign exchange loss is attributable to the devaluation of the Venezuelan Bolivar.

Liquidity and Capital Resources

As of December 31, 2012, the Company had $5,751 cash in the bank and accounts receivable of $1,249,447. At December 31, 2012, the Company had a working capital deficiency of $3,165,793. The Company is currently pursuing financing, and has engaged an investment bank to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,457,054 at December 31, 2012 compared to accounts payable of $1,778,876 at December 31, 2011. Accounts receivable decreased to $1,249,447 for 2012 versus $2,215,586 for 2011. Both items reflect the timing impact of sales closed at the end of the year.

As of December 31, 2012, the Company holds an accounts receivable of $789,565 (VEF 6,674,709) with a related company that has been outstanding for longer than one year. Due to the relationship with this Company, management is certain the funds will be collected.

Plan of Operation

Over the next 12 months, the Company will continue selling mobile financial services, in the form of software licenses and, increasingly more given market demand, as a service, commonly referred to as Software as a Services (SaaS), through its subsidiary Alternet Transaction Systems (dba Utiba Americas). The Company is in advanced negotiations with various clients to roll out single market, multi-market and regional mobile financial services, primarily under the SaaS product offering. SaaS transactions are multi-year in nature and are priced based on active wallets, transactions or a combination thereof. The Company is also in discussions for the sale of additional licenses and/or expansions.

As for International Mobile Security (IMS), provider of mobile security solutions, management is currently reviewing the strategic fit of the subsidiary within the Company’s overall vision and business focus. While the market for IMS’ products, primarily the government, law enforcement and, to a lesser degree, corporate segments, appears to be large and growing, IMS’ product offering needs further refinement and development. Similarly, significantly more management time will be required to address the current challenges and well as additional resources, which may distract from the Company’s primary focus.

Conclusion

The Company has positioned itself as the regional go-to, if not preferred, provider of mobile financial services and solutions and is confident in the future demand for its products and services. However, there can be no assurance that sales will increase in the future. The Company is expected to remain dependent upon debt or equity financing unless revenues from operations grow significantly.

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

Use of Estimates and Assumptions

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings or customer deposits depending on whether the corresponding income has been recognized by the Company, and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar. Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Refer to the Risk Management section for further discussions on foreign exchange exposure.

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not record any significant impairments during 2012 and 2011.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during 2012 and 2011.

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

The Company invoices 100% of the implementation services and requires customers to pay a non-refundable deposit prior to any services being performed. The Company recognizes the customer deposit as unearned revenue until either completion of the implementation or upon the contract being cancelled at which time the revenue is recognized. The uncollected portion of the implementation invoice is recorded when collection has occurred, implementation services have been completed, or the contract has been cancelled.

The Company invoices support services at the beginning of the term and recognizes the revenue over the term of the agreement.

Deferred Income

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under ‘‘Deferred income.’’

Debt with Conversion Options

The Company accounts for convertible debentures in accordance with ASC Topic 470-20, Debt with Conversion and Other Options, which applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Accordingly, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion should be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. Any discount derived from determining the fair value to the debenture conversion features is amortized to interest expense over the life of the debenture. The unamortized costs, if any, upon the conversion of the debentures is expensed to interest immediately.

Financial Instruments

The carrying value of our company’s financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, customer deposits, deferred income, other loans payable, and due to related parties, approximate their fair value due to the relatively short maturity of these instruments.

Stock-Based Compensation

The Company accounts for its share-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation—Stock Compensation. The Company utilizes the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. The Company uses the straight-line method of attributing the value of share-based compensation expense for all stock option grants over the requisite service period.

Risk Management

The Company is exposed to credit risk through accounts receivable and therefore, the Company maintains adequate provisions for potential credit losses. The Company, given the relative size of a typical contract, the number of clients, timing of sales and the revenue recognition of said sales, will have an inherent concentration of sales. The Company is cognizant of such concentration and takes steps to mitigate such risks via accelerated and/or progress payment structures and contractual legal recourse. The tables below demonstrate the level of concentration in the two prior periods:

2012 Sales Concentration
Client Description	Rank	Percentage
Global Mobile Operator	1	34%
Local Mobile Operator	2	33%
Global Mobile Operator	3	18%
Local Mobile Service Provider	4	9%
Total		94%

2011 Sales Concentration
Client Description	Rank	Percentage
Local Mobile Operator	1	87%
Global Mobile Operator	2	9%
Total		96%

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

The Company also operates in countries with strict foreign exchange controls, i.e. Venezuela, which limit access and convertibility to US dollars. While the Company is familiar with such restrictions and the programs available in each country to access foreign exchange, when available, is exposed to government vagary and fiat. Management actions are limited in such cases.

Recent Accounting Pronouncements

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

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2012. This update contains amendments that affect various Topics in the Codification. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
March 28, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Alternet Systems, Inc.

We have audited the accompanying consolidated balance sheet of Alternet Systems, Inc. as of December 31, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 12, 2013

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2012 and December 31, 2011

	2012	2011
	$	$
ASSETS

Current Assets
Cash	5,751	77,312
Accounts receivable, net	1,249,447	2,215,586
Prepaid cost of sales	108,382	294,855
Deposits and other assets	53,643	44,155
Total current assets	1,417,223	2,631,908
Fixed assets	281,804	142,408
Intellectual property	1,600,000	1,600,000

TOTAL ASSETS	3,299,027	4,374,316

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued charges	1,457,054	1,778,876
Wages payable	821,628	345,285
Accrued taxes	921,347	505,833
Customer deposits	-	655,828
Deferred income	288,688	359,400
Other loans payable, net of beneficial conversion features	642,796	2,448
Due to related parties	255,376	50,040
Current portion of long-term debt	166,099	-
Current portion of capital leases	30,028	44,499
Total current liabilities	4,583,016	3,742,209
Long term debt	69,039	-
Capital leases	5,043	23,142
	4,657,098	3,765,351

Stockholders' equity (deficiency)
Capital stock Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 89,056,203 common shares (2011 - 74,171,826)	890	738
Additional paid-in capital	13,849,991	11,171,559
Private placement subscriptions	130,362	630,362
Obligation to issue shares	-	113,333
Accumulated other comprehensive income	(331,349)	(331,396)
Accumulated Deficit	(14,558,159)	(11,294,752)
	(908,265)	289,844
Non-controlling interest	(449,806)	319,121
	(1,358,071)	608,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	3,299,027	4,374,316

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012 and 2011

	2012	2011
	$	$
REVENUE
Sales	1,229,674	1,219,421
Sales discounts	-	(8,655)
	1,229,674	1,210,766
COST OF SALES	656,542	1,122,536
GROSS PROFIT	573,132	88,230
OPERATING EXPENSES
Bad debt	177,572	3,023
Bank charges	11,520	9,194
Depreciation	93,461	25,525
Investor relations	55,535	40,650
Licenses, dues, and insurance	5,848	8,873
Management and consulting	1,596,824	1,095,963
Marketing	19,932	11,727
Office and general	72,993	80,444
Professional fees	391,727	320,484
Rent	128,312	86,388
Salaries	1,067,512	1,056,185
Telephone and utilities	58,527	30,976
Travel	154,641	226,959
	3,834,404	2,996,391

NET LOSS BEFORE OTHER ITEMS	(3,261,272)	(2,908,161)
OTHER ITEMS
Interest expense	(457,283)	(45,143)
Loss on foreign exchange	(404,736)	-
Interest income	1,886	2,231
Loss on debt settlement	(579,375)	(144,303)
	(1,439,508)	(187,215)

NET LOSS BEFORE INCOME TAXES	(4,700,780)	(3,095,376)

INCOME TAXES	2,554	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	(4,703,334)	(3,095,376)

NON-CONTROLLING INTEREST	(1,439,927)	(816,715)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(3,263,407)	(2,278,661)
OTHER COMPREHENSIVE LOSS
Gain (loss) on derivative liabilities	-	(165,734)

TOTAL COMPREHENSIVE LOSS	(3,263,407)	(2,444,395)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.04)
BASIC AND DILUTED COMPREHENSIVE LOSS PER COMMON SHARE	$(0.04)	$(0.04)
WEIGHTED COMMON SHARES OUTSTANDING	82,767,827	60,474,129

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012 and 2011

	2012	2011
	$	$
OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	(3,263,407)	(2,278,661)
Non-controlling interest	(1,439,927)	(816,715)
Add items not affecting cash
Depreciation	93,461	25,525
Interest accrued in other loans payable	85,953	-
Bad debt expense	177,572	-
Shares for services	261,676	1,226,468
Reversal of shares for services	(140,000)	-
Warrants issued in debt settlement	85,198	-
Accretion of debt discount	66,905	-
Unrealized foreign exchange loss	404,736	-
Deferred compensation	-	79,832
Loss on debt settlement	579,375	144,303
Changes in non-cash working capital:
Accounts receivable	383,831	(1,359,247)
Prepaid cost of sales	186,473	(85,042)
Deposits and other assets	37,570	(31,136)
Accounts payable and accrued charges	342,197	525,049
Wages payable	897,847	(74,871)
Accrued taxes	415,514	305,509
Customer deposits	(655,828)	511,828
Deferred income	(70,712)	217,088
Due to related parties	205,336	163,111
Net cash (used in) operating activities	(1,346,230)	(1,446,959)

INVESTING ACTIVITIES
Acquisition of fixed assets	-	(165,389)
Acquisition of intellectual property	-	(100,000)
Net cash (used in) investing activities	-	(265,389)

FINANCING ACTIVITIES
Proceeds from loans payable	759,438	4,143
Payments for loans payable	(20,000)	(40,342)
Proceeds from capital leases	-	137,690
Payments for capital leases	(51,527)	(70,049)
Payments for long term debt	(31,992)	-
Net proceeds on sale of common stock and subscriptions	627,699	1,783,500
Share issue costs	(8,996)	(39,000)
Net cash provided by financing activities	1,274,622	1,775,942

EFFECT OF EXCHANGE RATES ON CASH	47	-

NET INCREASE (DECREASE) IN CASH	(71,561)	63,594

CASH, BEGINNING OF YEAR	77,312	13,718

CASH, END OF YEAR	5,751	77,312

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total
		$	$	$	$	$	$	$	$	$

Balance December 31, 2010	48,219,648	483	7,860,223	145,362	(79,832)	108,000	(9,016,091)	(165,662)	(114,164)	(1,261,681)

Shares issued for debt settlements	5,516,145	55	717,568	-	-	-	-	-	-	717,623
Shares issued for services	10,734,367	104	1,334,364	-	16,250	(223,000)	-	-	-	1,127,718
Shares issued for cash	9,201,666	91	1,283,409	(693,500)	-	-	-	-	-	590,000
Share issue costs	-	-	(39,000)	-	-	-	-	-	-	(39,000)
Share subscriptions from prior years issued	500,000	5	14,995	(15,000)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	1,193,500	-	-	-	-	-	1,193,500
Services provided per term of contracts	-	-	-	-	76,082	-	-	-	-	76,082
Obligation to issue shares	-	-	-	-	(12,500)	228,333	-	-	-	215,833
Decrease in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)
Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	-	1,250,000	1,250,000
Non-controlling interest	-	-	-	-	-	-	-	-	(816,715)	(816,715)
Net loss	-	-	-	-	-	-	(2,278,661)	-	-	(2,278,661)

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	-	113,333	(11,294,752)	(331,396)	319,121	608,965

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private			Other	Non-
		Common	Paid in	Placement	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Issue shares	Deficit	Income	Interest	Total
		$	$	$	$	$	$	$	$

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	113,333	(11,294,752)	(331,396)	319,121	608,965
Shares issued for debt settlements	5,978,317	60	1,210,284	-	(113,333)	-	-	-	1,097,011
Shares issued for services	1,572,728	15	261,661	-	-	-	-	-	261,676
Shares issued for cash	4,999,999	50	627,649	-	-	-	-	-	627,699
Cancellation of shares issued for services	(1,000,000)	(6)	(139,994)	-	-	-	-	-	(140,000)
Share subscriptions from prior years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-
Share issue costs	-	-	(8,996)	-	-	-	-	-	(8,996)
Warrants issued for debt	-	-	85,198	-	-	-	-	-	85,198
Beneficial conversion features	-	-	142,663	-	-	-	-	-	142,663
Foreign exchange translation adjustment	-	-	-	-	-	-	47	-	47
Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	671,000	671,000
Non-controlling interest	-	-	-	-	-	-	-	(1,439,927)	(1,439,927)
Net loss	-	-	-	-	-	(3,263,407)	-	-	(3,263,407)

Balance December 31, 2012	89,056,203	890	13,849,991	130,362	-	(14,558,159)	(331,349)	(449,806)	(1,358,071)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc., through its subsidiaries (“Alternet” or the “Company”), provides leading edge mobile financial solutions and mobile security and related solutions. The former are offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter are offered globally.

The Company was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. In 2001, the Company changed its name to SchoolWeb Systems Inc. and then, in 2002, to Alternet Systems, Inc. On December 31, 2007 the Company executed a merger with TekVoice Communications, Inc. of Miami, Florida. Since then the Company has changed business focus and strategy to mobile financial services and mobile security. In 2011 TekVoice became inactive.

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

In February 2011, IMS purchased 100% of the outstanding shares of Megatecnica, S.A., a company incorporated in Panama.

In August 2011, ATS incorporated a wholly owned subsidiary, Utiba Guatemala, S.A., in Guatemala.

In September 2011, the Company formed two one-member limited liability companies, Alternet Financial Solutions, L.L.C. and Alternet Payment Solutions, L.L.C., in the State of Florida.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2012 the Company had a working capital deficiency of $3,165,793. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are prepared in US dollars unless otherwise noted.

Principles of Consolidation
These consolidated financial statements include the accounts of the following companies:

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

Use of Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible notes payable and derivative liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

At December 31, 2012, the Company had $154,845 (2011 - $Nil) in allowance for doubtful accounts.

Equipment
Fixed assets are recorded at cost and depreciated at the following rates:

Computer equipment	-	30% declining balance basis
Computer software	-	30% declining balance basis
Equipment	-	20% declining balance basis

Long-Lived Assets Including Other Acquired Intellectual Property
Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not record any significant impairments during 2012 and 2011.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during 2012 and 2011.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
The Company derives its revenues from the sale of licenses of software, implementation services, support services, and telecommunication services. Revenues are recognized when title transfers or services are rendered, as follows:

e)	Revenue from the sale of licenses is recognized when the title of the license transfers to the customer.
f)	Revenue from implementation services performed is recognized upon completion of the service.
g)	Revenue from support services is recognized as earned.
h)	Revenue from telecommunications and hosted services are recognized when billed, which occurs in the month the services are provided.

The Company invoices 100% of the implementation services and requires customers to pay a non-refundable deposit prior to any services being performed. The Company recognizes the customer deposit as unearned revenue until either completion of the implementation or upon the contract being cancelled at which time the revenue is recognized. The uncollected portion of the implementation invoice is recorded when collection has occurred, implementation services have been completed, or the contract has been cancelled.

The Company invoices support services at the beginning of the term and recognizes the revenue over the term of the agreement.

Deferred Income
The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under ‘‘Deferred income.’’

Debt with Conversion Options
The Company accounts for convertible debentures in accordance with ASC Topic 470-20, Debt with Conversion and Other Options, which applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Accordingly, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion should be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. Any discount derived from determining the fair value to the debenture conversion features is amortized to interest expense over the life of the debenture. The unamortized costs, if any, upon the conversion of the debentures is expensed to interest immediately.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases
The Company leases operating facilities which include switches, other network equipment, and premises. Rentals payable under operating leases are charged to the statements of operation on a straight line basis over the term of the relevant lease. For capital leases, the present value of future minimum lease payments at the inception of the lease is reflected as an asset and a liability in the statement of financial position. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities.

Foreign Currency Translation
The Company’s functional currency and its reporting currency is the United States Dollar. Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

Refer to the Risk Management section for further discussions on foreign exchange exposure.

Fair Value of Financial Instruments
The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company’s financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, customer deposits, deferred income, other loans payable, and due to related parties, approximate their fair value due to the relatively short maturity of these instruments.

Income Taxes
The Company accounts for income taxes under a method which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
The Company accounts for its share-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation—Stock Compensation. The Company utilizes the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. The Company uses the straight-line method of attributing the value of share-based compensation expense for all stock option grants over the requisite service period.

Loss per Share
The Company computes net earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As the Company has net losses, no common equivalent shares have been included in the computation of diluted net loss per share as the effect would be anti-dilutive.

At December 31, 2012, 6,009,863 (2011 – 6,569,444) warrants were excluded from the loss per share calculation as their effect would be anti-dilutive.

Risk Management
The Company is exposed to credit risk through accounts receivable and therefore, the Company maintains adequate provisions for potential credit losses. The Company, given the relative size of a typical contract, the number of clients, timing of sales and the revenue recognition of said sales, will have an inherent concentration of sales. The Company is cognizant of such concentration and takes steps to mitigate such risks via accelerated and/or progress payment structures and contractual legal recourse. The tables below demonstrate the level of concentration in the two prior periods:

2012 Sales Concentration
Client Description	Rank	Percentage
Global Mobile Operator	1	34%
Local Mobile Operator	2	33%
Global Mobile Operator	3	18%
Local Mobile Service Provider	4	9%
Total		94%

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risk Management (continued)

2011 Sales Concentration
Client Description	Rank	Percentage
Local Mobile Operator	1	87%
Global Mobile Operator	2	9%
Total		96%

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

The Company also operates in countries with strict foreign exchange controls, i.e. Venezuela, which limit access and convertibility to US dollars. While the Company is familiar with such restrictions and the programs available in each country to access foreign exchange, when available, is exposed to government vagary and fiat. Management actions are limited in such cases.

Recent Accounting Pronouncements
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

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements, which is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2012. This update contains amendments that affect various Topics in the Codification. This standard is not expected to have an effect on the Company’s reported financial position or results of operations.

Reclassification
Certain comparative figures have been reclassified in order to conform to the current year’s presentation.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – FIXED ASSETS

	December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$344,252	$328,614	$15,638
Computer equipment – capital leases	156,746	58,452	98,294
Computer software	289,028	121,453	167,575
Equipment	10,576	10,279	297
	$800,602	$518,798	$281,804

	December 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	$344,252	$321,912	$22,340
Computer equipment – capital leases	137,790	20,669	117,121
Computer software	75,128	72,552	2,576
Equipment	10,576	10,205	371
	$567,746	$425,338	$142,408

Depreciation expense in 2012 and 2011 was $93,461 and $25,525, respectively.

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties of which $100,000 was due upon signing of the agreement. As of December 31, 2012, the Company had $68,900 (December 31, 2011 - $68,900) included in accounts payable and accrued charges relating to this agreement.

In December 2011, the Company purchased four software licenses from Utiba Pte., a non-controlling interest investor in ATS, valued at $1,500,000. Each license provides the Company the ability to offer mobile financial services under a Software as a Services (SaaS) arrangement to its customers by providing unlimited access to Utiba’s underlying platform. Utiba Pte is required to maintain the systems in working order and provide all necessary services to the Company. As the licenses are for a service that is emerging on a global scale and there is no set term for the service, the licenses have been determined to have an indefinite life.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Convertible Debentures (continued)

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

On April 30, 2010, the Company issued a note payable in the amount of $100,000. The note carried interest at the rate of 10% per annum and was due on July 30, 2010. The note was not repaid on maturity, thus, the holder converted all of the original principal face value of the note into shares of common stock of the Company at a conversion value equal to 50% of the closing price of the Company’s stock for the 10 trading days immediately preceding and including the date of conversion. On August 22, 2011, the creditor submitted a Notice of Conversion to convert $113,333 of debt into 2,138,358 common shares of the company resulting in a full repayment of the loan. At December 31, 2011, the shares had not been issued to the creditor resulting in the full balance being included in obligation to issue shares. On March 5, 2012, the Company issued the 2,138,358 common shares of the Company resulting in a full repayment of the loan.

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and is due on February 28, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the year ended December 31, 2012, $18,067 of the debt discount was amortized. As of December 31, 2012, $37,364 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by February 28, 2013 and continues to accrue interest at the rate of 10% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Convertible Debentures (continued)

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and is due on March 31, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the year ended December 31, 2012, $18,581 of the debt discount was amortized. As of December 31, 2012, $44,175 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by March 31, 2013 and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and is due on April 30, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the year ended December 31, 2012, $30,259 of the debt discount was amortized. As of December 31, 2012, $31,881 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable.

Other Loans Payable

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

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of December 31, 2012, the Company owes this director $2,598 of unpaid principal and $131 of accrued interest on a promissory note which matures on December 31, 2012. The loan was renewed on January 1, 2013 with the unpaid principal and interest being capitalized to the loan balance, the maturity date extended to June 30, 2013, and the interest rate remaining at 10% per annum. The balance owing is included in due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of December 31, 2012, the Company owes this director $5,736 of unpaid principal and $289 of accrued interest on a promissory note which matured on December 31, 2012. The loan was renewed on January 1, 2013 with the unpaid principal and interest being capitalized to the loan balance, the maturity date extended to June 30, 2013, and the interest rate remaining at 10% per annum. The balance owing is included in due to related parties.

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of December 31, 2012, the Company owes this director $10,308 of unpaid principal and $520 of accrued interest on a promissory note which matured on December 31, 2012. The loan was renewed on January 1, 2013 with the unpaid principal and interest being capitalized to the loan balance, the maturity date extended to June 30, 2013, and the interest rate remaining at 10% per annum. The balance owing is included in due to related parties.

On March 2, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $100,000 plus interest at 10% per quarter on June 2, 2011. On July 14, 2011, the director of the Company sold the loan to an unrelated third party. On August 8, 2011, the creditor converted $110,000 of debt into 733,333 common shares of the company resulting in a full repayment of the loan.

On January 25, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 12% per annum on April 24, 2012. As of March 31, 2012, the Company has accrued $2,203 of interest relating to this loan. On April 8, 2012, the Company signed a debt settlement agreement with the creditor whereby the creditor will convert the outstanding principal and interest of $102,466 into 683,105 common shares of the Company and 409,863 warrants. Each warrant entitles the holder to purchase one common shares of the Company at an exercise price of $0.25 per share until October 8, 2013. The Company issued 409,863 warrants on April 9, 2012, 113,889 common shares on April 11, 2012, 400,000 common shares on April 19, 2012, 152,778 common shares on April 26, 2012, and 16,438 common shares on May 7, 2012 resulting in a full repayment of the loan. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $85,198 with the following assumptions: (1) risk-free rate of interest of 0.07%, (2) an expected life of 1.5 years, (3) expected stock price volatility of 178.93%, and (4) expected dividend yield of zero.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. As of December 31, 2012, the Company has accrued $14,104 of interest relating to this loan. The note was not repaid by January 31, 2013 and continues to accrue interest at the rate of 24% per annum plus a 0.01% daily late charge penalty on the outstanding balance.

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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. As of December 31, 2012, the Company has accrued $1,137 of interest relating to this loan.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. As of December 31, 2012, the Company has accrued $1,178 of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. As of December 31, 2012, the Company has accrued $1,178 of interest relating to this loan.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. As of December 31, 2012, the Company has accrued $185 of interest relating to this loan.

NOTE 6 – LONG-TERM DEBT

On April 1, 2012, the Company signed an Agreement with a creditor to purchase various computer software valued at $213,900 and one year technical support valued at $47,058. The loan requires one payment of $35,000 on May 23, 2012 and seven quarterly payments of $35,495 starting October 1, 2012. The loan includes an implicit interest rate of $7.51% and matures on April 1, 2014. As of December 31, 2012, the balance on the loan was $235,138.

The remaining required principal payments over the next two fiscal years are as follows:

2013	$166,099
2014	69,039
$235,138

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 7 – CAPITAL LEASES

On April 27, 2011, the Company signed a lease agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As of December 31, 2012, the balance on the lease was $17,439 (December 31, 2011 - $55,132).

On September 26, 2011, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 12.75% and expires on September 1, 2013. As of December 31, 2012, the balance on the lease was $5,702 (December 31, 2011 - $12,509).

On June 13, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $2,777 to be paid upon signing and 24 monthly payments of $396. The lease includes implicit interest of 13.21% and expires on June 1, 2014. As of December 31, 2012, the balance on this lease was $6,772.

On August 1, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $1,956 to be paid upon signing and 24 monthly payments of $282. The lease includes implicit interest of 15.60% and expires on September 1, 2014. As of December 31, 2012, the balance on this lease was $5,158.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2012, are as follows:

2013	$32,257
2014	5,319
Net minimum lease payments	37,576
Less: Amount representing interest	(2,505)
Present value of net minimum lease payments	35,071
Less: Current maturities of capital lease obligations	(30,028)
Long-term capital lease obligations	$5,043

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001.

On September 21, 2012, the Company’s shareholders approved through a majority vote to amend the Company’s Articles of Incorporation by increasing the authorized stock of the Company to 510,000,000 consisting of 500,000,000 common shares with a par value of $0.00001 per share and 10,000,000 preferred shares with a par value of $0.00001 per share. In addition, the shareholders approved the 2012 Incentive Stock Option Plan whereby the Company can grant stock options to employees of the Company to acquire up to a maximum of 5% of the Company’s authorized stock. Options granted under the plan are non transferable, will vest over a period of three years, can have a maximum term of five years from each vesting date, and are subject to the employee being employed by the Company on the grant and exercise dates. The increase in the authorized share capital and the acceptance of the 2012 Incentive Stock Option Plan are subject to approval by the Securities Exchange Commission.

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

During the year ended December 31, 2012, the Company:

  issued 3,333,333 common shares valued at $500,000 for share subscriptions received in the prior year;
  issued 5,978,317 common shares valued at $1,210,344 for debt settlements and convertible debenture agreements of which 2,138,358 shares valued at $113,333 were obligated to be issued at December 31, 2011;
  issued 372,703 common shares valued at $56,873 for employment incentives in accordance with employment agreements;
  issued 1,200,025 common shares valued at $204,803 for legal, accounting, and consulting services rendered; and
  cancelled 1,000,000 common shares valued at $140,000 previously issued for employment incentives during the year ended December 31, 2011.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – CAPITAL STOCK (continued)

Common Shares (continued)

In addition, during the year ended December 31, 2012, the Company issued common shares for the following subscriptions received during the year:

  on May 17, 2012, the Company issued 1,402,116 common shares at $0.10 per share for total cash proceeds of $143,528;
  on June 4, 2012, the Company issued 1,264,550 common shares at $0.10 per share for total cash proceeds of $134,171; and
  on December 26, 2012, the Company issued 2,333,333 common shares at $0.15 per share for total cash proceeds of $350,000.

During the year ended December 31, 2011, the Company:

  issued 500,000 common shares valued at $15,000 for share subscriptions received in prior years;
  issued 5,516,145 common shares valued at $717,623 for debt settlements and convertible debenture agreements;
  issued 2,614,337 common shares valued at $325,862 for legal, accounting, and consulting services rendered of which 1,200,000 shares valued at $108,000 were obligated to be issued as of December 31, 2010; and
  issued 8,120,030 common shares valued at $1,008,606 for employment incentives in accordance with employment agreements.

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

At December 31, 2012, the Company had $130,362 (December 31, 2011 - $630,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at December 31, 2012 or December 31, 2011 were not used to compute the total weighted average shares outstanding as at December 31, 2012 or December 31, 2011 respectively and were thus not used in the basic net loss per share calculation.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – CAPITAL STOCK (continued)

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2010	-	-
Issued	6,569,444	0.23

Balance, December 31, 2011	6,569,444	0.23
Issued	2,009,863	0.25
Expired	(2,569,444)	0.19

Balance, December 31, 2012	6,009,863	0.25

a)

In conjunction with the 3,333,333 common shares issued on June 15, 2011, the Company issued 2,000,000 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $207,846 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13%. In addition to these warrants, the Company signed a Stock Grant Agreement with the shareholder allowing the shareholder to receive up to an additional 569,444 shares of the Company (“bonus shares”). The shareholder will receive 0.284722 bonus shares for each warrant exercised. The bonus shares were valued at $68,333 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13%. These warrants, totaling 2,569,444, expired on December 31, 2012.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – CAPITAL STOCK (continued)

Warrants (continued)

d)

In conjunction with 1,402,116 common shares issued on May 17, 2012, the Company issued 841,270 warrants exercisable at $0.25 per share for a period of one year and five months. The warrants were valued at $122,122 calculated using the Black-Scholes option pricing model assuming a life expectancy of 1.42 years, a risk free rate of 0.10%, a forfeiture rate of 0%, and volatility of 179.99%.

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

The following table summarizes the warrants outstanding at December 31, 2012:

Warrants	Exercise
outstanding	price	Expiration date
	$

4,000,000	0.25	June 30, 2013
409,863	0.25	October 8, 2013
841,270	0.25	October 11, 2013
758,730	0.25	November 30, 2013

6,009,863

The weighted average life of warrants outstanding at December 31, 2012 was 0.61 years. All warrants outstanding had an intrinsic value of $Nil.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 8 – CAPITAL STOCK (continued)

Warrants (continued)

The following table summarizes the warrants outstanding at December 31, 2011:

Warrants	Exercise
outstanding	price	Expiration date
	$

2,000,000	0.25	December 31, 2012
569,444	0.25	December 31, 2012
4,000,000	0.25	June 30, 2013

6,569,444

The weighted average life of warrants outstanding at December 31, 2011 was 1.30 years. All warrants outstanding had an intrinsic value of $Nil.

NOTE 9 - RELATED PARTY TRANSACTIONS

As at December 31, 2012, a total of $664,113 (December 31, 2011 - $282,801) was payable to directors and officers of the Company of which $644,531 (December 31, 2011 - $245,581) was non-interest bearing and had no specific terms of repayment and $19,582 (December 31, 2011 -$37,220) related to loans detailed in Note 5. Of the amount payable, $58,401 (December 31, 2011 - $47,368) was included in accounts payable for expense reimbursements, $573,310 (December 31, 2011 - $185,393) was included in wages payable for accrued fees, and $32,402 (December 31, 2011 - $50,040) was included in due to related parties.

During the year ended December 31, 2012, the Company expensed a total of $807,500 (December 31, 2011 - $767,870) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $445,417 (December 31, 2011 -$185,393) has been accrued, $113,958 (December 31, 2011 - $354,907) has been paid in cash, and $248,125 (December 31, 2011 - $227,570) has been paid through the issuance of shares. During the year, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the period.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company’s common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company’s common stock valued at $187,570 to three directors of the Company for consulting and management fees.

As at December 31, 2012, the Company held an accounts receivable from a company with a director in common with the Company for $789,565 (6,674,709 Venezuelan bolivar fuerte (“VEF”)) (December 31, 2011 - $1,552,258 (VEF 6,674,709). Of the total invoice, $399,735 (VEF 2,164,009) (December 31, 2011 - $1,049,000 (VEF 4,510,700)) is included in revenue, $Nil (December 31, 2011 - $388,628 (VEF 1,671,100)) is included in customer deposits, and $Nil (December 31, 2011 - $114,630 (VEF 492,909)) is included in deferred income. In addition, the Company owes this company $221,969 (VEF 3,329,532) (December 31, 2011 -$Nil) which is non-interest bearing and has no specific terms of repayment and is included in Due to related parties.

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

On April 12, 2011, the Company entered into an agreement with a consultant for a six month term whereby the consultant will provide business consulting services. The agreement requires the first and last month’s payment of $5,000 each, total $10,000, to be paid through the issuance of 250,000 shares of the Company’s common stock. This amount was expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation and amortizes the costs of all these services on a straight-line basis over the respective terms of the contracts. During the year ended December 31, 2012, the Company expensed $Nil (year ended December 31, 2011 - $76,082) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance or in accordance with defined agreement terms.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2012 and 2011 since the Company has established a valuation allowance equal to the total deferred tax asset related to losses incurred during such periods.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	December 31,
	2012	2011
	$	$

Loss for the year before income taxes	(4,703,334)	(3,095,376)
Effective tax rate	40.50%	40.50%

Anticipated income tax recovery	(1,904,900)	(1,253,600)
Share issue costs	(3,600)	(15,800)
Non-deductible expenses	354,000	202,600
Other deductible items	(26,600)	(66,500)
Tax benefits not recognized	1,581,100	1,133,300
Income tax expense	-	-

Deferred tax assets and liabilities and related valuation allowance as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	$	$
Deferred tax assets:
Net operating loss carryforwards	7,145,800	5,575,700

Deferred tax liabilities:
Capital assets	(45,500)	(56,500)

Net deferred tax assets before valuation allowance	7,100,300	5,519,200
Valuation allowance	(7,100,300)	(5,519,200)
Net deferred tax assets (liabilities)	-	-

Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a valuation allowance.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – INCOME TAXES (continued)

At December 31, 2012, the Company has available unused net operating loss carryforwards of approximately $17.6 million that expire from 2021 to 2032 for federal tax purposes and approximately $13.1 million for Florida state tax purposes, which expire from 2027 to 2032. Additionally, the Company has loss carryforwards of approximately $1,500 in Guatemala and $9,700 in Ecuador.

As of December 31, 2012, the Company believes that it has no liability for uncertain tax provisions. If the Company were to determine there were an uncertain tax provisions, the Company would recognize the liability and related interest and penalties within income tax expense. As of December 31, 2012, the Company has no provisions for interest or penalties related to uncertain tax positions.

The Company files income tax returns in Guatemala, Ecuador, and the U.S. including both the federal jurisdiction and Florida state jurisdiction. There are no income tax examinations currently underway in any jurisdictions, however to the extent that net operating losses have been utilized in either the current or preceding years such losses may be subject to future income tax examination.

NOTE 12 – OPERATING LEASES

The Company leases its operating and office facilities for various terms under long-term operating lease agreements. The leases expire at various dates through 2016 with one lease providing a renewal option of one year. In the normal course of business, it is expected that these lease will be renewed or replaced by leases on other properties.

One lease provides for increases in future minimum annual rental payments and requires the Company to pay executory costs (real estate taxes, insurance, and repairs). Lease expense totaled $143,383 and $36,198 during 2012 and 2011, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2013	$146,592
2014	122,592
2015	166,894
2016	110,092
$546,170

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant in 2012 or 2011.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 13 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	December 31,
	2012	2011
	$	$
Supplemental cash flow disclosures:
Interest paid during the year in cash	25,137	14,120
Cash paid for income taxes	2,554	-

Supplemental financing and investing non-cash disclosures:
Shares issued for debt repayment	1,210,344	717,623
Shares issued for previously received share subscriptions	500,000	-
Value of beneficial conversion features	142,663	-
Shares obligated to be issued	(113,333)	113,333
Loss on settlement of convertible debentures	-	165,734
Acquisition of intellectual property	-	1,500,000
Wages payable converted to other loans payable	421,504	-
Equipment purchased through capital lease	18,957	-
Software purchased through long term debt	213,900	-

NOTE 14 – FAIR VALUE

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	–	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	–	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	–	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of the Company’s accounts receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, customer deposits, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash, are measured at fair value using Level 1 inputs.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 15 – CONCENTRATIONS

Concentrations in Sales to Few Customers:

In 2012, the two largest customers accounted for 34% and 33% of sales and 33% and 63% of accounts receivable, respectively. In 2011, the two largest customers accounted for 87% and 9% of sales and 70% and 3% of accounts receivable, respectively.

Concentrations in Sales to Foreign Customers

During 2012 and 2011, 100% of the Company’s net sales were made to foreign customers. An adverse change in either economic conditions abroad or the Company’s relationship with significant foreign distributors could negatively affect the volume of the Company’s international sales and the Company’s results of operations.

Company is Dependent on Few Major Suppliers

The Company is dependent on Utiba Pte., the non-controlling interest investor in ATS, for all of its hosting services needs. In 2012 and 2011, products purchased from this company were approximately 88% and 80% of cost of sales, respectively. The Company is dependent on the ability of Utiba Pte. to provide uninterrupted services. The loss of this supplier or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The Company believes that its relationships with this supplier are in good standing.

NOTE 16 – LAWSUIT

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company has engaged legal representatives. As of December 31, 2012, no amounts have been accrued as management believes the claim is without basis.

NOTE 17 – SUBSEQUENT EVENTS

  On January 1, 2013, the Company signed three new Promissory Notes with a creditor which capitalized the unpaid principal and interest totaling $19,582 under the previous Promissory Notes and extended the maturity dates to June 30, 2013.

  The Company issued four tranches of shares to a consultant of the Company for investor relation services provided on a monthly basis valued at $2,800 per month: January 1, 2013, 23,891 shares valued at $3,106; February 4, 2013, 22,400 shares valued at $2,688; March 1, 2013, 20,741 shares valued at $2,489; and April 2, 2013, 23,333 shares valued at $2,800.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 17 – SUBSEQUENT EVENTS (continued)

  On February 12, 2013, the Company issued 116,667 shares valued at $21,000 to a contractor to settle $17,500 of commissions earned on the issuance of shares.

  On February 12, 2013, the Company issued 571,967 shares valued at $102,954 to an ex- employee to settle $85,795 of salaries and benefits payable.

  On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. The consultant will be compensated with monthly payments of $5,000 if the Company is able to raise $1,000,000 by May 16, 2013. The consultant will also receive 700,000 shares, which are deliverable in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $105,000 of which 175,000 valued at $26,250 were delivered to the consultant. The remaining 525,000 shares will be delivered to the consultant over the term of the contract as described above.

Events occurring after December 31, 2012 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Change in Accountant

On March 24, 2010, the Registrant engaged the firm of Hamilton PC as the Registrant’s principal independent accountant to audit the Registrant’s financial statements. The members of the Registrant’s Board of Directors unanimously approved the engagement of Hamilton PC. Prior to the engagement of Hamilton PC, neither the Registrant nor any person on the Registrant’s behalf consulted Hamilton PC regarding either (i) the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

On December 17, 2012, the members of the Board of Directors of Alternet Systems, Inc., a Nevada corporation (the “Registrant”), unanimously approved the dismissal of Hamilton PC, as the Registrant’s independent registered public accounting firm. No reports of Hamilton PC on the Registrant’s financial statements for the past two fiscal years, specifically the fiscal years ended December 31, 2010 and 2011 and through September 30, 2012, contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

On January 15, 2013, the Registrant engaged the firm of StarkSchenkein, LLP as the Registrant’s principal independent accountant to audit the Registrant’s financial statements. The members of the Registrant’s Board of Directors unanimously approved the engagement of StarkSchenkein, LLP. Prior to the engagement of StarkSchenkein, LLP, neither the Registrant nor any person on the Registrant’s behalf consulted StarkSchenkein, LLP regarding either (i) the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

As of December 31, 2012, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

After co-founding and growing multi-million dollar integrations firm, RKM IT of Venezuela, Mr. Dabrowski served as COO/President of Vox2Vox Communications in Miami, a multimillion dollar IP telecommunications and value added services company, with presence in three continents and eight countries. After Vox2Vox he served as President of TekVoice Communications Inc., a Miami FL – based Voice over IP telecommunications company, which merged with Alternet Systems Inc. in 2008.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/SARs (#) (g)	LTIP payouts ($) (h)	All other Compensation ($) (i)
Henryk Dabrowski President and Chairman	2012 2011 2010	165,000 152,500 105,000	82,500 82,500 70,000	17,865 19,730 10,000	0 0 0	0 0 0	0 0 0	0 0 0
Fabio Alvino Director	2012 2011 2010	130,000 130,000 97,500	65,000 65,000 65,000	29,340 16,472 23,334	0 0 0	0 0 0	0 0 0	0 0 0
Robin Bjorklund Director	2012 2011 2010	0 0 102,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Viadero, CFO	2012 2011 2010	160,000 133,333 0	80,000 80,000 0	9,944 4,255 0	0 120,000 0	0 0 0	0 0 0	0 0 0

					Stock
Name	Year	Salary	Bonus	Other Annual	Award(s)	Securities	LTIP	All other
Henryk Dabrowski
Paid in shares (pending)	2012	165,000	82,500	17,865	0	0	0	0
Paid in cash	2011	126,042	0	0	0	0	0	0
Paid in shares	2011	26,458	82,500	19,730	0	0	0	0
Paid in cash	2010	81,667	0	0	0	0	0	0
Paid in shares	2010	23,333	70,000	10,000	0	0	0	0

Fabio Alvino
Paid in shares (pending)	2012	130,000	65,000	29,340	0	0	0	0
Paid in cash	2011	119,167	0	0	0	0	0	0
Paid in shares	2011	10,833	65,000	16,472	0	0	0	0
Paid in cash	2010	75,833	0	0	0	0	0	0
Paid in shares	2010	21,667	65,000	23,330	0	0	0	0

Robin Bjorklund
Paid in shares	2010	102,000	0	0	0	0	0	0

Michael Viadero
Paid in shares (pending)	2012	160,000	80,000	9,945	0	0	0	0
Paid in cash	2011	46,666	0	0	0	0	0	0
Paid in shares	2011	86,667	80,000	4,255	120,000	0	0	0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our Company’s board of directors does not have an audit committee.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2012 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of April 11, 2013 (34,798,796 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street	President, Director	5,819,930	6.43%

Miami, FL 33143
Fabio Alvino 3225 Franklin Avenue, Villa 2, Miami, FL 33133	Vice President of Business Development, Director	4,454,592	4.92%
Robin Bjorklund 473-1027 Davie Street Vancouver BC V6E 4L2	Director	4,688,170	5.18%
Michael Viadero 3607 SW 37th Avenue Miami, Florida 33133	CFO	2,078,000	2.30%
Directors, Officers and 5% stockholders in total		34,798,796	34.03%

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

During the year ended December 31, 2012, the Company expensed a total of $807,500 (December 31, 2011 - $767,870) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $445,417 (December 31, 2011 -$185,393) has been accrued, $113,958 (December 31, 2011 - $354,907) has been paid in cash, and $248,125 (December 31, 2011 - $227,570) has been paid through the issuance of shares. During the year, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the period.

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company’s common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company’s common stock valued at $187,570 to three directors of the Company for consulting and management fees.

As at December 31, 2012, the Company held an accounts receivable from a company with a director in common with the Company for $789,565 (6,674,709 Venezuelan bolivar fuerte (“VEF”)) (December 31, 2011 - $1,552,258 (VEF 6,674,709). Of the total invoice, $399,735 (VEF 2,164,009) (December 31, 2011 - $1,049,000 (VEF 4,510,700)) is included in revenue, $Nil (December 31, 2011 - $388,628 (VEF 1,671,100)) is included in customer deposits, and $Nil (December 31, 2011 - $114,630 (VEF 492,909)) is included in deferred income. In addition, the Company owes this company $221,969 (VEF 3,329,532) (December 31, 2011 -$Nil) which is non-interest bearing and has no specific terms of repayment and is included in Due to related parties.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$54,000	$57,330
Audit Related Fees	Nil	Nil

	Year Ended
	December 31, 2012	December 31, 2011
Tax Fees	$ 1,966	$3,988
All Other Fees	Nil	Nil
Total	$ 55,966	$61,318

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant c

By: /s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
April 15, 2013

aused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By: /s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
April 15, 2013	Officer)
April 15, 2013