Form 10-Q
period 2013-03-31
ALTERNET SYSTEMS INC
filed 2013-05-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 90,804,968 as of May 10, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2013 and December 31, 2012

	March 31	December 31,
	2013	2012
	$	$
	(Unaudited)
ASSETS

Current Assets
Cash	39,730	5,751
Accounts receivable, net	1,115,314	1,249,447
Prepaid cost of sales	82,750	108,382
Deposits and other assets	41,878	53,643
Total current assets	1,279,672	1,417,223
Fixed assets	260,676	281,804
Intellectual property	1,600,000	1,600,000

TOTAL ASSETS	3,140,348	3,299,027

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued charges	1,416,143	1,457,054
Wages payable	830,340	821,628
Accrued taxes	1,003,900	921,347
Deferred income	307,456	288,688
Other loans payable, net of beneficial conversion feature	1,032,802	642,796
Due to related parties	245,854	255,376
Current portion of long-term debt	168,552	166,099
Current portion of capital leases	18,101	30,028
Total current liabilities	5,023,148	4,583,016
Long term debt	34,841	69,039
Capital leases	3,164	5,043
	5,061,153	4,657,098

Stockholders' equity (deficiency)
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 90,511,869 common shares (2012 - 89,056,203)	905	890
Additional paid-in capital	14,066,453	13,849,991
Private placement subscriptions	130,362	130,362
Obligation to issue shares	2,800	-
Deferred compensation	(91,875)	-
Accumulated other comprehensive income	(331,338)	(331,349)
Accumulated deficit	(15,061,944)	(14,558,159)
	(1,284,637)	(908,265)
Non-controlling interest	(636,168)	(449,806)
	(1,920,805)	(1,358,071)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	3,140,348	3,299,027

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2013	2012
	$	$
REVENUE
Sales	436,976	59,285
COST OF SALES	316,698	37,967
GROSS PROFIT	120,278	21,318

OPERATING EXPENSES
Bad debts	1,771	-
Depreciation	21,128	10,671
Investor relations	24,447	26,370
Management and consulting	311,723	331,895
Office and general	19,831	47,525
Professional fees	113,888	100,837
Rent	32,248	31,696
Salaries	173,682	227,964
Travel	32,263	48,321
	730,981	825,279

NET LOSS BEFORE OTHER ITEMS	(610,703)	(803,961)

OTHER ITEMS
Interest expense	(122,456)	(14,639)
Gain (loss) on foreign exchange	43,012	(175)
Interest income	-	367
Loss on debt settlement	-	(528,174)
	(79,444)	(542,621)

NET LOSS BEFORE INCOME TAXES	(690,147)	(1,346,582)

INCOME TAXES	-	1,879

NET LOSS BEFORE NON-CONTROLLING INTEREST	(690,147)	(1,348,461)

NON-CONTROLLING INTEREST	(186,362)	(321,051)

NET AND COMPREHENSIVE LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(503,785)	(1,027,410)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	89,787,071	78,094,544

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	(503,785)	(1,027,410)
Non-controlling interest	(186,362)	(321,051)
Add items not affecting cash
Depreciation	21,128	10,671
Interest accrued in other loans payable	33,685	10,093
Bad debt expense	1,771	-
Shares for services	41,607	52,275
Accretion of debt discount	63,321	-
Unrealized foreign exchange (gain) loss	(42,864)	-

Loss on debt settlement	-	528,174
Changes in non-cash working capital:
Accounts receivable	132,362	36,943
Prepaid cost of sales	25,632	49,858
Deposits and other assets	11,765	(47,084)
Accounts payable and accrued charges	9,448	(13,225)
Wages payable	110,379	81,150
Accrued taxes	59,186	66,869
Deferred income	18,768	29,348
Due to related parties	(9,522)	909
Net cash (used in) operating activities	(213,481)	(542,480)

FINANCING ACTIVITIES
Proceeds from loans payable	313,000	300,000
Payments for loans payable	(20,000)	-
Payments for capital leases	(13,806)	(10,526)
Payments for long term debt	(31,745)	-
Net proceeds on sale of common stock and subscriptions	-	400,000
Net cash provided by financing activities	247,449	689,474

EFFECT OF EXCHANGE RATES ON CASH	11	(12)

NET INCREASE (DECREASE) IN CASH	33,979	146,982

CASH, BEGINNING OF YEAR	5,751	77,312

CASH, END OF PERIOD	39,730	224,294

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2013 the Company had a working capital deficiency of $3,743,476. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2012, collectively referred to as the “2012 Annual Report”. The consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the following companies:

  Alternet Systems Inc.
  AI Systems Group, Inc., a wholly owned subsidiary of Alternet
  Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
  Alternet Transactions Systems, Inc., a 51% owned subsidiary of Alternet
  Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
  International Mobile Security, Inc, a 60% owned subsidiary of Alternet

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not record any significant impairments on long-lived assets during the three months ended March 31, 2013 and 2012.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the three months ended March 31, 2013 and 2012.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

At March 31, 2013, 6,009,863 (December 31, 2012 – 6,009,863) warrants were excluded from the loss per share calculation as their effect would be anti-dilutive.

Reclassification

Certain comparative figures have been reclassified in order to conform to the current year’s presentation.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 3 – FIXED ASSETS

	March 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	329,787	14,465
Computer equipment – capital leases	156,746	65,825	90,921
Computer software	289,028	134,020	155,008
Equipment	10,576	10,294	282
	800,602	539,926	260,676

	December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	328,614	15,638
Computer equipment – capital leases	156,746	58,452	98,294
Computer software	289,028	121,453	167,575
Equipment	10,576	10,279	297
	800,602	518,798	281,804

Depreciation expense for the three months ended March 31, 2013 and March 31, 2012 was $21,128 and $10,671, respectively.

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties of which $100,000 was due upon signing of the agreement. As of March 31, 2013 and December 31, 2012, the Company had $68,900 included in accounts payable and accrued charges relating to this agreement.

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the three months ended March 31, 2013, $8,596 of the debt discount was amortized. As of March 31, 2013, $47,056 (December 31, 2012 - $37,364) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by February 28, 2013 and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the three months ended March 31, 2013, $17,419 of the debt discount was amortized. As of March 31, 2013, $63,074 (December 31, 2012 - $44,175) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by March 31, 2013 and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the three month ended March 31, 2013, $37,306 of the debt discount was amortized. As of March 31, 2013, $83,595 (December 31, 2012 - $31,881) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of March 31, 2013, the Company owes this director $2,729 (December 31, 2012 - $2,598) of unpaid principal and $67 (December 31, 2012 - $65) of accrued interest on a promissory note which matures on June 30, 2013. The balance owing is included in due to related parties.

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of March 31, 2013, the Company owes this director $6,025 (December 31, 2012 - $5,736) of unpaid principal and $149 (December 31, 2012 - $289) of accrued interest on a promissory note which matures on June 30, 2013. The balance owing is included in due to related parties.

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of March 31, 2013, the Company owes this director $10,828 (December 31, 2012 - $10,308) of unpaid principal and $267 (December 31, 2012 - $520) of accrued interest on a promissory note which matures on June 30, 2013. The balance owing is included in due to related parties.

On January 25, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 12% per annum on April 24, 2012. As of March 31, 2012, the Company had accrued $2,203 of interest relating to this loan. On April 8, 2012, the Company signed a debt settlement agreement with the creditor whereby the creditor converted the outstanding principal and interest of $102,466 into 683,105 common shares of the Company and 409,863 warrants. Each warrant entitles the holder to purchase one common shares of the Company at an exercise price of $0.25 per share until October 8, 2013. The Company issued 409,863 warrants on April 9, 2012, 113,889 common shares on April 11, 2012, 400,000 common shares on April 19, 2012, 152,778 common shares on April 26, 2012, and 16,438 common shares on May 7, 2012 resulting in a full repayment of the loan. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $85,198 with the following assumptions: (1) risk-free rate of interest of 0.07%, (2) an expected life of 1.5 years, (3) expected stock price volatility of 178.93%, and (4) expected dividend yield of zero.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. The note was not repaid by January 31, 2013. As of March 31, 2013, the Company has accrued $9,776 on an outstanding principal and interest balance of $261,779 (December 31, 2012 - $14,104 on a principal and interest balance of $247,251) of interest relating to this loan.

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. As of March 31, 2013, the Company has accrued $2,370 (December 31, 2012 - $1,137) of interest relating to this loan. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. As of March 31, 2013, the Company has accrued $3,644 (December 31, 2012 - $1,178) of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. As of March 31, 2013, the Company has accrued $3,644 (December 31, 2012 - $1,178) of interest relating to this loan.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. As of March 31, 2013, the Company has accrued $801 (December 31, 2012 - $185) of interest relating to this loan.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $130,000 plus interest at 10% per annum on July 23, 2013. As of March 31, 2013, the Company has accrued $2,386 of interest relating to this loan.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. As of March 31, 2013, the Company has accrued $1,425 of interest relating to this loan.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. As of March 31, 2013, the Company has accrued $371 of interest relating to this loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. As of March 31, 2013, the Company has accrued $438 of interest relating to this loan.

NOTE 6 – LONG-TERM DEBT

On April 1, 2012, the Company signed an Agreement with a creditor to purchase various computer software valued at $213,900 and one year technical support valued at $47,058. The loan requires one payment of $35,000 on May 23, 2012 and seven quarterly payments of $35,495 starting October 1, 2012. The loan includes an implicit interest rate of $7.51% and matures on April 1, 2014. As of March 31, 2013, the balance on the loan was $203,393 (December 31, 2012 - $235,138).

The remaining required principal payments over the next two fiscal years are as follows:

2013	$134,354
2014	69,039
$203,393

NOTE 7 – CAPITAL LEASES

On April 27, 2011, the Company signed a lease agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As of March 31, 2013, the balance on the lease was $7,106 (December 31, 2012 - $17,439).

On September 26, 2011, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 12.75% and expires on September 1, 2013. As of March 31, 2013, the balance on the lease was $3,861 (December 31, 2012 - $5,702).

On June 13, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $2,777 to be paid upon signing and 24 monthly payments of $396. The lease includes implicit interest of 13.21% and expires on June 1, 2014. As of March 31, 2013, the balance on this lease was $5,794 (December 31, 2012 - $6,772).

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 7 – CAPITAL LEASES (continued)

On August 1, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $1,956 to be paid upon signing and 24 monthly payments of $282. The lease includes implicit interest of 15.60% and expires on September 1, 2014. As of March 31, 2013, the balance on this lease was $4,504 (December 31, 2012 - $5,158).

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2013, are as follows:

2013	$17,357
2014	5,319
Net minimum lease payments	22,676
Less: Amount representing interest	(1,411)
Present value of net minimum lease payments	21,265
Less: Current maturities of capital lease obligations	(18,101)
Long-term capital lease obligations	$3,164

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 8 – CAPITAL STOCK (continued)

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

During the three months ended March 31, 2013, the Company:

  issued 571,967 common shares valued at $102,954 for employment incentives in accordance with employment agreements;
  issued 183,699 common shares valued at $29,522 for legal, consulting, and investor relations services rendered; and
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation.

As of March 31, 2013, the Company had $130,362 (December 31, 2012 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of March 31, 2013, the Company is obligated to issue 23,333 common shares valued at $2,800 for services rendered by a consultant during the three months then ended.

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2012	6,009,863	0.25
Issued	-	-
Expired	-	-

Balance, and March 31, 2013	6,009,863	0.25

All warrants issued can be called by the Company in the event the average closing price of the common stock of the Company for any 60 day period is $0.40 or greater.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 8 – CAPITAL STOCK (continued)

The following table summarizes the warrants outstanding at March 31, 2013:

Warrants	Exercise
outstanding	price	Expiration date

4,000,000	0.25	June 30, 2013
409,863	0.25	October 8, 2013
841,270	0.25	October 11, 2013
758,730	0.25	November 30, 2013

6,009,863

The weighted average life of warrants outstanding at March 31, 2013 and December 31, 2012 was 0.36 years and 0.61 years respectively. All warrants outstanding had an intrinsic value of $Nil.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2013, a total of $779,157 (December 31, 2012 - $664,113) was payable to directors and officers of the Company of which $759,092 (December 31, 2012 – $644,531) was non-interest bearing and had no specific terms of repayment and $20,065 (December 31, 2012 - $19,582) related to loans detailed in Note 5. Of the amount payable, $99,462 (December 31, 2012 - $58,401) was included in accounts payable for expense reimbursements, $655,810 (December 31, 2012 - $573,310) was included in wages payable for accrued fees, and $23,885 (December 31, 2012 - $32,402) was included in due to related parties.

During the three months ended March 31, 2013, the Company expensed a total of $113,750 (March 31, 2012 - $145,000) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $113,750 (March 31, 2012 - $72,500) has been accrued, and $Nil (March 31, 2012 - $72,500) has been paid in cash.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

As of March 31, 2013, the Company held an accounts receivable from a company with a director in common with the Company for $789,565 (6,674,709 Venezuelan bolivar fuerte (“VEF”)) (December 31, 2012 - $789,565 (VEF 6,674,709). In addition, the Company owes this company $221,969 (VEF 3,329,532) (December 31, 2012 - $221,969 (VEF 3,329,532) which is non-interest bearing, has no specific terms of repayment, and is included in Due to related parties.

NOTE 10 – DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. The consultant will be compensated with monthly payments of $5,000 if the Company is able to raise $1,000,000 by May 16, 2013. The consultant will also receive 700,000 shares, which are deliverable in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $105,000 of which 175,000 valued at $26,250 were delivered to the consultant. The remaining 525,000 shares will be delivered to the consultant over the term of the contract as described above. The value of the services is being expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreement as deferred compensation and amortizes the costs of these services on a straight-line basis over the respective term of the contract. During the three months ended March 31, 2013, the Company expensed $13,125 relating to the above contract. The shares issued were all valued at their market price on the date of issuance.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 11 – OPERATING LEASES

The Company leases its operating and office facilities for various terms under long-term operating lease agreements. The leases expire at various dates through 2016 with one lease providing a renewal option of one year. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

One lease provides for increases in future minimum annual rental payments and requires the Company to pay executory costs (real estate taxes, insurance, and repairs). Lease expense totaled $36,579 and $35,779 during the three months ended March 31, 2013 and 2012, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2013	$110,013
2014	122,592
2015	116,894
2016	110,092
$459,591

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant for the three months ended March 31, 2013 or March 31, 2012.

NOTE 12 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended
	March 31,
	2013	2012
	$	$
Supplemental cash flow disclosures:
Interest paid during the period in cash	15,008	3,637
Cash paid for income taxes	-	1,879

Supplemental non-cash disclosures:
Shares issued for previously received share subscriptions	-	500,000
Shares obligated to be issued	-	(113,333)
Shares issued for share issue costs	21,000	-
Shares issued for deferred compensation	105,000	-
Shares issued for wages and related benefits payable	85,795	-

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 13 – FAIR VALUE

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

The fair value of the Company’s accounts receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash, are measured at fair value using Level 1 inputs.

NOTE 14 – CONCENTRATIONS

Concentrations in Sales to Few Customers:
During the three months ended March 31, 2013, the largest customer accounted for 86% of sales. Two other customers accounted for 69% and 25% of accounts receivable. During the three months ended March 31, 2012, the two largest customers accounted for 48% and 25% of sales and 76% and 0% of accounts receivable, respectively.

Concentrations in Sales to Foreign Customers
During the three months ended March 31, 2013 and 2012, 100% of the Company’s net sales were made to foreign customers. An adverse change in either economic conditions abroad or the Company’s relationship with significant foreign distributors could negatively affect the volume of the Company’s international sales and the Company’s results of operations.

Company is Dependent on Few Major Suppliers
The Company is dependent on Utiba Pte., a non-controlling interest investor in ATS, for all of its hosting services needs. During the three months ended March 31, 2013 and 2012, products purchased from this company were approximately 88% and 64% of cost of sales, respectively. The Company is dependent on the ability of Utiba Pte. to provide uninterrupted services. The loss of this supplier or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The Company believes that its relationship with this supplier is in good standing.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 15 – LAWSUIT

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company has engaged legal representatives. As of March 31, 2013 and December 31, 2012, no amounts have been accrued as management believes the claim is without basis.

NOTE 16 – SUBSEQUENT EVENTS

•	On April 2, 2013, the Company issued 23,333 common shares valued at $2,800 previously recorded in obligation to issue shares.

•

On April 9, 2013, the Company signed a new Promissory Note with a creditor which capitalized the unpaid principal and interest totaling $52,479 under a previous Promissory Note and extended the maturity date to October 6, 2013.

•	On April 15, 2013, the Company issued 132,909 common shares valued at $13,291 to an employee for past due compensation and expense reimbursements originally recorded at $15,285.

•	On April 29, 2013, the Company issued 112,500 common shares valued at $11,250 to a consultant for accounting services previously accrued.

Events occurring after March 31, 2013 were evaluated through the date this Interim Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

Our consolidated interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Alternet Systems Inc. competes in two distinct industries, mobile financial services and mobile security. In mobile financial services, the Company has unique features in its product offerings and is considered a global pioneer and market leader, consistently ranked by independent surveys amongst the top three in the world. The Company’s technology has been developed and improved over numerous years and provides clients with a complete suite of applications and functionality that addresses all current market applications and usage. The Company is geographically focused on the entire Western Hemisphere (North, Central and South America and the Caribbean), and is the market leader in terms of deployments.

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

The Company has been successful in capturing a leading market share in regional deployments and is widely recognized as having among the broadest and most robust product offerings. In 2012 the Company was awarded a multi country license sale agreement with Digicel Group, with an initial launch in Haiti, as well as the sale of a license to Astra Holdings, S.A. a Central America mobile payment service provider, that initially launched in Honduras and will expand in 5 Central American countries. It also successfully launched in January 2013, the electronic top up platform for Corporación Digitel S.A. a mobile network operator in Venezuela.

The SaaS product offering has successfully garnered key clients in Guatemala, Bolivia, México and Latin America. The Company is currently working in several other projects with a regional player with a multi country reach, and is continuing to receive widespread interest as it is currently negotiating several SaaS proposals with regional banks and mobile payment service providers.

In 2012 the company entered into strategic alliances with complimentary players in the industry. The strategic partnership with Spindle, Inc., a United States based mobile payments processor and technology developers allows ATS to enter this market and leverages Spindle's merchant acquisition suite into the existing Utiba mobile commerce offering. This partnership will expand as the companies are seeking additional technological and commercial integration. It also signed an MOU with i2C, Inc., a payments processor based in Redwood City, California to leverage their payment processing, card management and prepaid platform into a Utiba's converging payment offering. This initiative follows the MasterCard global partnership signed by Utiba Pte. Ltd. in October 2011, and the announcements made in 2012 on our expansion into the physical payments markets, as described in our Converging Payments offering.

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

Results of Operations:

Results of Operations are for the quarter ended March 31, 2013 compared to the similar prior year quarter ended March 21, 2012.

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

Net Sales

For the quarter ending March 31, 2013, the Company had net sales of $436,976 versus $59,285, an increase of $377,691, primarily reflecting the sale of a license expansion.

Cost of Sales and Gross Margin

The Company has cost of sales of $316,698 and a gross profit of $120,278 for the quarter ending March 31, 2013 as compared to cost of sales of $37,967 and a gross profit of $21,318 for the quarter ending March 31, 2012. The increase in the cost of sales is due to the commensurate higher revenue for the period when compared to the prior year. Timing of expense recognition reflecting delays in the receipt invoices and supporting documentation from foreign vendors also impacts these items.

Selling, General and Administrative Expenses

The operating and administrative expenses for the quarter ended March 31, 2013 totaled $730,981 as compared to $825,279 for the similar prior year quarter. The table below details the major changes in administrative expenditures for the quarter ended March 31, 2013 as compared to the corresponding quarter ended March 31, 2012.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Quarter Ended March 31, 2013 as Compared to Quarter Ended March 31, 2012
Depreciation	Increase of $10,457	Additional capital assets versus prior year quarter.
Management and consulting	Decrease of $20,172	Lower staffing at corporate level and operating subsidiary than prior year quarter.
Office and general	Decrease of $27,694	Lower marketing expenses as 2012 included global Mobile Conference wherein company was presenter, decreased telephone usage attributable to greater use of free services/internet and lower staffing.
Professional fees	Increase of $13,051	Increased legal fees incurred defending lawsuit.
Salaries	Decrease of $54,282	Lower staffing levels than prior year quarter.
Travel	Decrease of $16,058	Decreased amount of travel required due to more stringent travel policy and use of remote conferencing and staffing.

Interest and Other Expenses

The Company’s interest expense increased to $122,456 for the quarter ended March 31, 2013 compared to $14,639 the previous year quarter due to the increase in loans outstanding during the period, reflecting greater relative use of debt financing versus stock financing.

Net Loss

For the quarter ending March 31, 2013, the Company had a net and comprehensive loss of $503,785 or ($0.01) per share, a decrease of 51% when compared to the corresponding period of March 31, 2012 which had a net loss of $1,027,410 or $(0.01) per share. The lower loss is primarily attributable to lower Other Items, consisting of debt settlement losses which are down $528,174, and lower Operating expenses of $94,298. Last year’s debt settlement loss reflected the accounting loss, not a cash outlay, attributable to the assigned value of shares received by a lender on the settlement of a convertible note. The settlement coincided with a spike in the share price.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $39,730 cash in the bank and accounts receivable of $1,115,314. At March 31, 2013, the Company had a working capital deficiency of $3,743,476. The Company is currently pursuing financing, and has engaged an investment bank to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,416,143 at March 31, 2013 compared to accounts payable of $1,457,054 at December 31, 2012. Accounts receivable decreased to $1,144,564 for March 2013 versus $1,249,447 at year ended 2012.

As of March 31, 2013, the Company holds an accounts receivable of $789,565 (VEF 6,674,709) with a related company that has been outstanding for longer than one year. Due to the relationship with this Company, management is certain the funds will be collected.

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

As for International Mobile Security (IMS), provider of mobile security solutions, management is currently reviewing the strategic fit of the subsidiary within the Company’s overall vision and business focus. While the market for IMS’ products, primarily the government, law enforcement and, to a lesser degree, corporate segments, appears to be large and growing, IMS’ product offering needs further refinement and development. Similarly, significantly more management time will be required to address the current challenges as well as additional resources, which may distract from the Company’s primary focus.

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not record any significant impairments during the first quarter of 2013.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the first quarter of 2013.

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

Debt with Conversion Options

The Company accounts for convertible debentures in accordance with ASC Topic 470-20, Debt with Conversion and Other Options , which applies to all convertible debt instruments that have a ‘‘net settlement feature,’’ which means instruments that by their terms may be settled either wholly or partially in cash upon conversion. Accordingly, the liability and equity components of convertible debt instruments that may be settled wholly or partially in cash upon conversion should be accounted for separately in a manner reflective of their issuer’s nonconvertible debt borrowing rate. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. Any discount derived from determining the fair value to the debenture conversion features is amortized to interest expense over the life of the debenture. The unamortized costs, if any, upon the conversion of the debentures is expensed to interest immediately.

Financial Instruments

The carrying value of our company’s financial instruments, consisting of cash, accounts receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, customer deposits, deferred income, other loans payable, and due to related parties, approximate their fair value due to the relatively short maturity of these instruments.

Stock-Based Compensation

The Company accounts for its share-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation—Stock Compensation . The Company utilizes the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award.

The Company uses the straight-line method of attributing the value of share-based compensation expense for all stock option grants over the requisite service period.

Risk Management

The Company is exposed to credit risk through accounts receivable and therefore, the Company maintains adequate provisions for potential credit losses. The Company, given the relative size of a typical contract, the number of clients, timing of sales and the revenue recognition of said sales, will have an inherent concentration of sales. The Company is cognizant of such concentration and takes steps to mitigate such risks via accelerated and/or progress payment structures and contractual legal recourse. During the three months ended March 31, 2013, the largest customer accounted for 86% of sales. Two other customers accounted for 69% and 25% of accounts receivable. During the three months ended March 31, 2012, the two largest customers accounted for 48% and 25% of sales and 76% and 0% of accounts receivable, respectively.

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

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This quarterly report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On October 16, 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The company had 30 days to respond to the notice before a default judgment is awarded. As at March 31, 2013, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at March 31, 2013, the full amount has been accrued and is included in accounts payable.

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company has engaged legal representatives. As of March 31, 2013, no amounts have been accrued as the claim is without basis.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the three months ended March 31, 2013, the Company:

  issued 571,967 common shares valued at $102,954 for employment incentives previously accrued at $85,795 in accordance with employment agreements;
  issued 183,699 common shares valued at $29,522 for legal, consulting, and investor relations services rendered; and
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation.

As of March 31, 2013, the Company had $130,362 (December 31, 2012 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of March 31, 2013, the Company is obligated to issue 23,333 common shares valued at $2,800 for services rendered by a consultant during the three months then ended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

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

ALTERNET SYSTEMS INC.

By:/s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
May 15, 2013

By:/s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
May 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Henryk Dabrowski	By:/s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
May 15, 2013	Officer)
May 15, 2013