Form 10-Q
period 2013-06-30
ALTERNET SYSTEMS INC
filed 2013-08-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Page | 2

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 91,015,088 as of August 9, 2013.

Page | 3

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Our unaudited condensed interim consolidated financial statements for the six month period ended June 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013
AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page | 4

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2013 and December 31, 2012
	June 30,	December 31,
	2013	2012
	$	$
ASSETS	(Unaudited)

Current Assets
Cash	26,513	5,751
Accounts receivable, net	495,045	1,249,447
Prepaid cost of sales	14,625	108,382
Deposits and other assets	80,600	53,643
Total current assets	616,783	1,417,223
Fixed assets	180,949	281,804
Intellectual property	1,600,000	1,600,000

TOTAL ASSETS	2,397,732	3,299,027

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued charges	1,638,906	1,457,054
Wages payable	1,448,861	821,628
Accrued taxes	1,188,874	921,347
Deferred income	141,025	288,688
Advance on loan payable	100,556	-
Other loans payable, net of beneficial conversion feature	1,103,192	642,796
Due to related parties	138,001	255,376
Current portion of long-term debt	135,556	166,099
Current portion of capital leases	9,351	30,028
Total current liabilities	5,904,322	4,583,016
Long term debt	-	69,039
Capital leases	1,218	5,043
	5,905,540	4,657,098

Stockholders' deficiency
Capital stock Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 90,955,968 common shares (2012 - 89,056,203)	909	890
Additional paid-in capital	14,188,411	13,849,991
Private placement subscriptions	130,362	130,362
Obligation to issue shares	34,975	-
Deferred compensation	(65,625)	-
Accumulated other comprehensive (loss)	(331,382)	(331,349)
Accumulated (deficit)	(16,450,735)	(14,558,159)
	(2,493,085)	(908,265)
Non-controlling interest	(1,014,723)	(449,806)
	(3,507,808)	(1,358,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2,397,732	3,299,027

The accompanying notes are an integral part of these condensed consolidated financial statements

Page | 5

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	$	$	$	$
REVENUE
Sales	519,582	217,015	956,558	276,300
COST OF SALES	335,133	76,065	651,831	114,032
GROSS PROFIT	184,449	140,950	304,727	162,268

OPERATING EXPENSES
Bad debts	634,720	853	636,491	853
Depreciation	19,404	26,714	40,532	37,385
Investor relations	34,808	120	59,255	26,490
Management and consulting	782,365	358,466	1,094,088	690,361
Office and general	25,214	26,317	45,045	74,192
Professional fees	143,199	71,463	257,087	172,300
Rent	32,372	32,659	64,620	64,355
Salaries	125,062	240,221	298,744	468,185
Travel	31,854	42,572	64,117	90,893
	1,828,998	799,385	2,559,979	1,625,014

NET LOSS BEFORE OTHER ITEMS	(1,644,549)	(658,435)	(2,255,252)	(1,462,746)

OTHER ITEMS
Interest expense	(293,691)	(106,894)	(416,147)	(121,533)
Gain (loss) on foreign exchange	116,256	(252,972)	159,268	(253,147)
Interest income	-	511	-	878
Loss on lease expiration	(60,323)	-	(60,323)	-
Loss on debt settlement	-	(67,234)	-	(595,408)
	(237,758)	(426,589)	(317,202)	(969,210)

NET LOSS BEFORE INCOME TAXES	(1,882,307)	(1,085,024)	(2,572,454)	(2,431,956)

INCOME TAXES	-	520	-	2,399

NET LOSS BEFORE NON- CONTROLLING INTEREST	(1,882,307)	(1,085,544)	(2,572,454)	(2,434,355)

NON-CONTROLLING INTEREST	(493,516)	(345,276)	(679,878)	(666,327)

NET AND COMPREHENSIVE LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(1,388,791)	(740,268)	(1,892,576)	(1,768,028)

BASIC AND DILUTED NET AND COMPREHENSIVE LOSS PER COMMON SHARE	$ (0.02)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	90,775,385	81,427,561	90,283,958	79,761,052

The accompanying notes are an integral part of these condensed consolidated financial statements

Page | 6

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	(1,892,576)	(1,768,028)
Non-controlling interest	(679,878)	(666,327)
Add items not affecting cash
Depreciation	40,532	37,385
Interest accrued	98,579	22,798
Bad debt expense	686,490	-
Shares for services	167,661	66,900
Accretion of debt discount	115,530	-
Unrealized foreign exchange (gain) loss	(158,854)	-
Loss on lease expiration	60,323	-
Loss on debt settlement	-	595,408
Changes in non-cash working capital:
Accounts receivable	67,912	297,913
Prepaid cost of sales	93,757	(11,161)
Deposits and other assets	(26,957)	14,305
Accounts payable and accrued charges	347,172	(37,493)
Wages payable	708,076	209,358
Accrued taxes	244,160	106,393
Deferred income	(147,663)	(30,897)
Due to related parties	(1,385)	56,698
Net cash (used in) operating activities	(277,121)	(1,106,748)

FINANCING ACTIVITIES
Proceeds from loans payable	463,000	300,000
Payments for loans payable	(20,000)	-
Payments for capital leases	(24,502)	(24,218)
Payments for long term debt	(99,582)	(31,992)
Net proceeds on sale of common stock and subscriptions	-	750,000
Share issue costs	(21,000)	(8,996)
Warrants issued	-	85,198
Net cash provided by financing activities	297,916	1,069,992

EFFECT OF EXCHANGE RATES ON CASH	(33)	(12)

NET INCREASE (DECREASE) IN CASH	20,762	(36,768)

CASH, BEGINNING OF PERIOD	5,751	77,312

CASH, END OF PERIOD	26,513	40,544

The accompanying notes are an integral part of these condensed consolidated financial statements

Page | 7

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company had a working capital deficiency of $5,287,539. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Page | 8

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the following companies:

  Alternet Systems Inc.
  AI Systems Group, Inc., a wholly owned subsidiary of Alternet
  Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
  Alternet Transaction Systems, Inc. (“ATS”), a 51% owned subsidiary of Alternet
  Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transaction Systems Inc.
  International Mobile Security, Inc. (“IMS”), a 60% owned subsidiary of Alternet
  Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
  Alternet Financial Solutions, L.L.C., wholly-owned subsidiary of Alternet
  Alternet Payment Solutions, L.L.C., wholly-owned subsidiary of Alternet

The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize any impairment charges related to long-lived assets during the six months ended June 30, 2013 and 2012.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the six months ended June 30, 2013 and 2012.

Page | 9

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

At June 30, 2013, 2,009,863 (December 31, 2012 – 6,009,863) warrants were excluded from the loss per share calculation as their effect would be anti-dilutive.

Reclassification

Certain comparative figures have been reclassified in order to conform to the current year’s presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

Page | 10

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

NOTE 3 – FIXED ASSETS

		June 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	330,959	13,293
Computer equipment – capital leases	40,880	15,931	24,949
Computer software	289,028	146,588	142,440
Equipment	10,576	10,309	267
	684,736	503,787	180,949

		December 31, 2012
		Accumulated	NetBook
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	328,614	15,638
Computer equipment – capital leases	156,746	58,452	98,294
Computer software	289,028	121,453	167,575
Equipment	10,576	10,279	297
	800,602	518,798	281,804

Depreciation expense for the six months ended June 30, 2013 and 2012 was $40,532 and $37,385, respectively.

During the six months ended June 30, 2013, the Company recorded a loss on its computer equipment – capital lease for a previously capitalized leased that matured during the period. The Company did not buyout the lease and as result, the equipment converted to a month to month rental.

Page | 11

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties of which $100,000 was due upon signing of the agreement. As of June 30, 2013 and December 31, 2012, the Company had $68,900 included in accounts payable and accrued charges relating to this agreement.

In December 2011, the Company purchased four software licenses from Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, valued at $1,500,000. Each license provides the Company the ability to offer mobile financial services under a Software as a Services (SaaS) arrangement to its customers by providing unlimited access to Utiba’s underlying platform. Utiba is required to maintain the systems in working order and provide all necessary services to the Company. As the licenses are for a service that is emerging on a global scale and there is no set term for the service, the licenses have been determined to have an indefinite life.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the six months ended June 30, 2013, $8,596 of the debt discount was amortized. As of June 30, 2013, $47,810 (December 31, 2012 - $37,364) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by February 28, 2013 and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the six months ended June 30, 2013, $17,419 of the debt discount was amortized. As of June 30, 2013, $64,093 (December 31, 2012 - $44,175) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by March 31, 2013 and continues to accrue interest at the rate of 10% per annum.

Page | 12

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Convertible Debentures (continued)

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the six months ended June 30, 2013, $49,741 of the debt discount was amortized. As of June 30, 2013, $84,953 (December 31, 2012 - $31,881) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by April 30, 2013 and continues to accrue interest at the rate of 10% per annum.

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and is due on October 22, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the six months ended June 30, 2013, $33,896 of the debt discount was amortized. As of June 30, 2013, $83,441 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and is due on October 31, 2013. If the note is not repaid on maturity or in any other event of default, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the six months ended June 30, 2013, $5,877 of the debt discount was amortized. As of June 30, 2013, $51,490 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable.

Page | 13

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of June 30, 2013, the Company owes this director $2,729 (December 31, 2012 - $2,598) of unpaid principal and $135 (December 31, 2012 - $65) of accrued interest on a promissory note which matured on June 30, 2013.

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of June 30, 2013, the Company owes this director $6,025 (December 31, 2012 - $5,736) of unpaid principal and $299 (December 31, 2012 - $289) of accrued interest on a promissory note which matured on June 30, 2013. The balance owing is included in due to related parties.

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. As of June 30, 2013, the Company owes this director $10,828 (December 31, 2012 - $10,308) of unpaid principal and $537 (December 31, 2012 - $520) of accrued interest on a promissory note which matured on June 30, 2013. The balance owing is included in due to related parties.

On July 1, 2013, the above three promissory notes were combined into one note with all accrued interest being capitalized and the maturity date being extended to December 29, 2013. All other terms remained the same.

Page | 14

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On January 25, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 12% per annum on April 24, 2012. On April 8, 2012, the Company signed a debt settlement agreement with the creditor whereby the creditor converted the outstanding principal and interest of $102,466 into 683,105 common shares of the Company and 409,863 warrants. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $0.25 per share until October 8, 2013. The Company issued 409,863 warrants on April 9, 2012, 113,889 common shares on April 11, 2012, 400,000 common shares on April 19, 2012, 152,778 common shares on April 26, 2012, and 16,438 common shares on May 7, 2012 resulting in a full repayment of the loan. Using the Black-Scholes option pricing model, the fair market value of the warrants at the time of issuance was determined to be $85,198 with the following assumptions: (1) risk-free rate of interest of 0.07%, (2) an expected life of 1.5 years, (3) expected stock price volatility of 178.93%, and (4) expected dividend yield of zero.

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. The note was not repaid by January 31, 2013; as a result, $18,856 of unpaid interest was capitalized to the principal resulting in a total principal balance outstanding of $252,003 which is incurring a late payment charge of 0.10% per day on any unpaid balances. As of June 30, 2013, the Company has accrued $32,494 of late payment charges which is included in the outstanding principal and interest balance of $266,261 (December 31, 2012 - $14,104 of interest in a principal and interest balance of $247,251).

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. As of June 30, 2013, the Company has accrued $1,194 (December 31, 2012 -$1,137) of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by its maturity date; as such, a late payment charge is being accrued on the unpaid principal and interest of $104,959. As of June 30, 2013, the Company has accrued $9,052 (December 31, 2012 - $1,178) of interest relating to this loan.

Page | 15

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by May 18, 2013 and continues to accrue interest at the rate of 10% per annum. As of June 30, 2013, the Company has accrued $6,137 (December 31, 2012 - $1,178) of interest relating to this loan. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. As of June 30, 2013, the Company has accrued $194 (December 31, 2012 -$185) of interest relating to this loan.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on July 23, 2013. As of June 30, 2013, the Company has accrued $2,164 of interest relating to this loan. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. As of June 30, 2013, the Company has accrued $3,918 of interest relating to this loan. On July 24, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest on this loan and the February 28, 2013 loan described below totaling $164,295 under the notes and extended the maturity date to January 20, 2014.

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continues to accrue interest at the rate of 10% per annum. As of June 30, 2013, the Company has accrued $1,193 of interest relating to this loan. The loan was paid in full in July 2013.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. As of June 30, 2013, the Company has accrued $1,685 of interest relating to this loan. On July 24, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest on this loan and the February 8, 2013 loan described above totaling $164,295 under the notes and extended the maturity date to January 20, 2014.

Page | 16

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Advances on a Loan Payable

In June 2013, the Company received $100,000 from a creditor relating to a promissory note dated August 5, 2013, which bears interest at 10% per annum and matures on December 31, 2015. See Note 16.

NOTE 6 – LONG-TERM DEBT

On April 1, 2012, the Company signed an Agreement with a creditor to purchase various computer software valued at $213,900 and one year technical support valued at $47,058. The loan requires one payment of $35,000 on May 23, 2012 and seven quarterly payments of $35,495 starting October 1, 2012. The loan includes an implicit interest rate of $7.51% and matures on April 1, 2014. As of June 30, 2013, the balance on the loan was $135,556 (December 31, 2012 -$235,138).

The remaining required principal payments over the next two fiscal years are as follows:

2013	$66,517
2014	69,039
$135,556

NOTE 7 – CAPITAL LEASES

On April 27, 2011, the Company signed a lease agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expires on May 1, 2013. As of June 30, 2013, the balance on the lease was $Nil (December 31, 2012 - $17,439).

On September 26, 2011, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 12.75% and expires on September 1, 2013. As of June 30, 2013, the balance on the lease was $1,961 (December 31, 2012 - $5,702).

On June 13, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $2,777 to be paid upon signing and 24 monthly payments of $396. The lease includes implicit interest of 13.21% and expires on June 1, 2014. As of June 30, 2013, the balance on this lease was $4,783 (December 31, 2012 -$6,772).

Page | 17

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 7 – CAPITAL LEASES (continued)

On August 1, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $1,956 to be paid upon signing and 24 monthly payments of $282. The lease includes implicit interest of 15.60% and expires on September 1, 2014. As of June 30, 2013, the balance on this lease was $3,824 (December 31, 2012 - $5,158).

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2013, are as follows:

2013	$6,078
2014	5,319
Net minimum lease payments	11,397
Less: Amount representing interest	(828)
Present value of net minimum lease payments	10,569
Less: Current maturities of capital lease obligations	(9,351)
Long-term capital lease obligations	$1,218

NOTE 8 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001.

On September 21, 2012, the Company’s shareholders approved through a majority vote to amend the Company’s Articles of Incorporation by increasing the authorized stock of the Company to 510,000,000 consisting of 500,000,000 common shares with a par value of $0.00001 per share and 10,000,000 preferred shares with a par value of $0.00001 per share. In addition, the shareholders approved the 2012 Incentive Stock Option Plan whereby the Company can grant stock options to employees of the Company to acquire up to a maximum of 5% of the Company’s authorized stock. Options granted under the plan are non transferable, will vest over a period of three years, can have a maximum term of five years from each vesting date, and are subject to the employee being employed by the Company on the grant and exercise dates. The increase in the authorized share capital and the acceptance of the 2012 Incentive Stock Option Plan has been approved by the Securities Exchange Commission and the Company may now seek formal shareholders approval.

Page | 18

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 8 – CAPITAL STOCK (continued)

Effective January 29, 2008, the Company adopted a Retainer Stock Plan for Professionals and Consultants (the “2008 Professional/Consultant Stock Compensation Plan”) for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan. A total of 6,000,000 common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2008 Plan. To date, 5,998,542 common shares valued at $431,631 relating to services provided have been awarded, leaving a balance of 1,458 shares which may be awarded under this plan.

During the six months ended June 30, 2013, the Company:

  issued 704,876 common shares valued at $116,245 for employment incentives in accordance with employment agreements;
  issued 494,889 common shares valued at $62,861 for legal, consulting, and investor relations services rendered; and
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation.

As of June 30, 2013, the Company had $130,362 (December 31, 2012 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of June 30, 2013, the Company is obligated to issue 385,498 common shares valued at $34,975 for services rendered by consultants during the six months then ended.

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2012	6,009,863	0.25
Issued	-	-
Expired	4,000,000	0.25

Balance, June 30, 2013	2,009,863	0.25

All warrants issued can be called by the Company in the event the average closing price of the common stock of the Company for any 60 day period is $0.40 or greater.

Page | 19

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 8 – CAPITAL STOCK (continued)

Warrants (continued)

The following table summarizes the warrants outstanding at June 30, 2013:

Warrants	Exercise
outstanding	price	Expiration date
	$

409,863	0.25	October 8, 2013
841,270	0.25	October 11, 2013
758,730	0.25	November 30, 2013

2,009,863

The weighted average life of warrants outstanding at June 30, 2013 and December 31, 2012 was 0.33 years and 0.61 years, respectively. All warrants outstanding had an intrinsic value of $Nil.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2013, a total of $1,306,073 (December 31, 2012 - $664,113) was payable to directors and officers of the Company of which $1,285,520 (December 31, 2012 – $644,531) was non-interest bearing and had no specific terms of repayment and $20,553 (December 31, 2012 - $19,582) related to loans detailed in Note 5. Of the amount payable, $116,628 (December 31, 2012 - $58,401) was included in accounts payable for expense reimbursements, $1,169,792 (December 31, 2012 - $573,310) was included in wages payable for accrued fees, and $19,653 (December 31, 2012 - $32,402) was included in due to related parties.

During the six months ended June 30, 2013, the Company expensed a total of $682,500 (June 30, 2012 - $290,000) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $682,500 (June 30, 2012 - $176,042) has been accrued, and $Nil (June 30, 2012 - $113,958) has been paid in cash.

As of June 30, 2013, the Company held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (December 31, 2012 - $789,565; VEF 6,674,709) which the Company fully allowed for during the period due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $118,348 (VEF 3,329,532) (December 31, 2012 - $221,969; VEF 3,329,532) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

Page | 20

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 10 – DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. The consultant will be compensated with monthly payments of $5,000 if the Company is able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The consultant will also receive 700,000 shares, which are deliverable in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $105,000 of which 350,000 valued at $52,500 have been delivered to the consultant. The remaining 350,000 shares will be delivered to the consultant over the term of the contract as described above. The value of the services is being expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreement as deferred compensation and amortizes the costs of these services on a straight-line basis over the respective term of the contract. During the six months ended June 30, 2013, the Company expensed $39,375 relating to the above contract. The shares issued were all valued at their market price on the date of issuance.

NOTE 11 – OPERATING LEASES

The Company leases its operating and office facilities for various terms under long-term operating lease agreements. The leases expire at various dates through 2016 with one lease providing a renewal option of one year and another providing a renewal option for three years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. One lease provides for increases in future minimum annual rental payments and requires the Company to pay executory costs (real estate taxes, insurance, and repairs).

Lease expense totaled $73,159 and $71,558 during the six months ended June 30, 2013 and 2012, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2013	$280,311
2014	431,400
2015	425,702
2016	238,762
$1,376,175

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant for the six months ended June 30, 2013 or 2012.

Page | 21

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 12 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months ended
	June 30, 2013,
	2013	2012
	$	$
Supplemental cash flow disclosures:
Interest paid during the period in cash	11,868	8,664
Cash paid for income taxes	-	2,399

Supplemental non-cash financing and investing activities
disclosures:
Shares issued for debt repayment	-	641,507
Shares issued for previously received share subscriptions	-	500,000
Shares obligated to be issued	34,975	(113,333)
Equipment purchased through capital lease	-	11,134
Software purchased through long-term debt	-	213,900
Value of beneficial conversion features	75,333	-
Shares issued for share issue costs	21,000	-
Shares issued for deferred compensation	105,000	-
Shares issued for wages and related benefits payable	85,795	-

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

Page | 22

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 13 – FAIR VALUE (continued)

The fair value of the Company’s accounts receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash, are measured at fair value using Level 1 inputs.

NOTE 14 – CONCENTRATIONS

Concentrations in Sales to Few Customers:

During the six months ended June 30, 2013, the largest two customers accounted for 39% and 26% of sales. Two other customers accounted for 58% and 29% of accounts receivable. During the six months ended June 30, 2012, the two largest customers accounted for 65% and 21% of sales and 59% and 4% of accounts receivable, respectively.

Concentrations in Sales to Foreign Customers

During the six months ended June 30, 2013 and 2012, 100% of the Company’s net sales were made to foreign customers. An adverse change in either economic conditions abroad or the Company’s relationship with significant foreign distributors could negatively affect the volume of the Company’s international sales and the Company’s results of operations.

Company is Dependent on Few Major Suppliers

The Company is dependent on Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, for all of its hosting services needs. During the six months ended June 30, 2013 and 2012, products purchased from this company were approximately 84% and 60% of cost of sales, respectively. The Company is dependent on the ability of Utiba to provide uninterrupted services. The loss of this supplier or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The Company believes that its relationship with this supplier are in good standing.

NOTE 15 – LAWSUIT

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company has engaged legal representatives which have requested a motion for the lawsuit to be dismissed against the Company as it was not party to the agreement in dispute. As of June 30, 2013 and December 31, 2012, no amounts have been accrued as management believes the claim is without basis.

Page | 23

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

  On July 1, 2013, the Company signed a new promissory note with a director of the Company which capitalized the unpaid principal and interest on three separate loans totaling $20,553 under previous promissory notes and extended the maturity date to December 29, 2013.

  On July 9, 2013, the Company issued 28,000 common shares valued at $2,520 to an investor relations consultant for a previously recorded obligation to issue shares valued at $2,800.

  On July 24, 2013, the Company signed a new promissory note with a creditor which capitalized the unpaid principal and interest on two separate loans totaling $164,295 under previous promissory notes and extended the maturity date to January 20, 2014.

  On August 5, 2013, the Company signed a new promissory note with a creditor for a total of $550,000 which will be disbursed to the Company in three tranches: Tranche A - $100,000 (received in June 2013); Tranche B - $200,000 by August 31, 2013; and Tranche C - $250,000 by September 30, 2013. The note matures on December 31, 2015 and bears interest at 10% per annum with 5% per annum being capitalized to the loan and 5% per annum being payable in cash at each disbursements anniversary date. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS at two times the principal amount outstanding with an exercise price being equal to ATS’s capital stock and paid in capital for the month immediately prior to the Event of Default divided by the total outstanding shares of ATS of the same month.

  On August 7, 2013, the Company issued 31,111 common shares valued at $2,178 to an investor relations consultant.

Events occurring after June 30, 2013 were evaluated through the date this Interim Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

Page | 24

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with our condensed consolidated unaudited financial statements for the six months ended June 30, 2013, that appear elsewhere in this quarterly report, and our consolidated audited financial statements for the year ended December 31, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors”.

Our condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Page | 25

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

Page | 26

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

The Company is also exploring reviewing ancillary businesses within the Mobile Financial Transaction Services space, such as Mobile Remittances, Consumer Analytics, Mobile Advertising Monetization and integration of its Mobile Commerce suit to Social Media opportunities.

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

Net Sales

For the three months ended June 30, 2013, the Company had net sales of $519,582 versus $217,015 for the three months ended June 30, 2012, an increase of $302,567. For the six months ended June 30, 2013, the Company had net sales of $956,558 versus $276,300 for the six months ended June 30, 2012, an increase of $680,258. The increase in sales is primarily resulting from the completion of several contracts.

Cost of Sales and Gross Margin

The Company has cost of sales of $335,133 and a gross profit of $184,449 for the three months ended June 30, 2013 as compared to cost of sales of $76,065 and a gross profit of $140,950 for the three months ended June 30, 2012. The Company also has cost of sales of $651,831 and a gross profit of $304,727 for the six months ended June 30, 2013 as compared to cost of sales of $114,032 and a gross profit of $162,268 for the six months ended June 30, 2012. The increase in the cost of sales is due to the commensurate higher revenue for the period when compared to the prior period. Timing of expense recognition reflecting delays in the receipt invoices and supporting documentation from foreign vendors also impacts these items.

Page | 27

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended June 30, 2013 totaled $1,828,998 as compared to $799,385 for the similar prior period. The table below details the major changes in administrative expenditures for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012
Bad debts	Increase of $633,867	Increased uncertainty of collecting a receivable held in Venezuela due to the uncertainty of obtaining foreign currency.
Investor relations	Increase of $34,688	Increased number of agreements were signed with investor relation consultants to provide increased communication to investors.
Management and consulting	Increase of $423,899	Management bonuses for 2012 performances were awarded during the quarter which were not awarded in the prior period.
Professional fees	Increase of $71,736	Increased legal fees incurred defending lawsuit and increased audit fees from the 2012 year end.
Salaries	Decrease of $115,159	Lower staffing levels than prior period.
Travel	Decrease of $10,718	Decreased amount of travel required due to more stringent travel policy and use of remote conferencing and staffing.

Page | 28

The operating and administrative expenses for the six months end June 30, 2013 totaled $2,559,979 as compared to $1,625,014 for the similar prior period. The table below details the major changes in administrative expenditures for the six months ended June 30, 2013 as compared to the corresponding six months ended June 30, 2012.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012
Bad debts	Increase of $635,638	Increased uncertainty of collecting a receivable held in Venezuela due to the uncertainty of obtaining foreign currency
Investor relations	Increase of $32,765	Increased number of agreements were signed with investor relation consultants to provide increased communication to investors.
Management and consulting	Increase of $403,727	Management bonuses for 2012 performances were awarded during the period which were not awarded in the prior period.
Office and general	Decrease of $29,147	Lower marketing expenses as 2012 included global Mobile Conference wherein company was presenter, decreased telephone usage attributable to greater use of free services/internet and lower staffing.
Professional fees	Increase of $84,787	Increased legal fees incurred defending lawsuit and increased audit fees from the 2012 year end.
Salaries	Decrease of $169,441	Lower staffing levels than prior period.
Travel	Decrease of $26,776	Decreased amount of travel required due to more stringent travel policy and use of remote conferencing and staffing.

Interest and Other Expenses

The Company’s interest expense was $293,691 for the three months ended June 30, 2013 compared to $106,894 in the previous period and $416,147 for the six months ended June 30, 2013 compared to $121,533 in the previous period due to the increase in loans outstanding during the period, reflecting greater relative use of debt financing versus stock financing.

Net Loss

For the three months ended June 30, 2013, the Company had a net and comprehensive loss of $1,388,791 or ($0.02) per share, an increase of 88% when compared to the corresponding period of June 30, 2012 which had a net loss of $740,268 or $(0.01) per share. The higher loss is primarily attributable to increased operating expenses of $1,029,613.

For the six months ended June 30, 2013, the Company had a net and comprehensive loss of $1,892,576 or ($0.02) per share, an increase of 7% when compared to the corresponding period of June 30, 2012 which had a net loss of $1,768,028 or $(0.02) per share.

Page | 29

The debt settlement loss included in the six months ended June 30, 2012 reflected the accounting loss, not a cash outlay, attributable to the assigned value of shares received by a lender on the settlement of a convertible note. The settlement coincided with a spike in the share price.

Liquidity and Capital Resources

As of June 30, 2013, the Company had $26,513 cash in the bank and accounts receivable of $495,045 as compared to $5,751 and $1,249,447 respectively as at December 31, 2012. Accounts payable were $1,638,906 at June 30, 2013 as compared to accounts payable of $1,457,054 at December 31, 2012. At June 30, 2013, the Company had a working capital deficiency of $5,287,539 as compared to $3,165,793 as at December 31, 2012. The Company is currently pursuing financing, and has engaged an investment bank to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

As of June 30, 2013, the Company held an accounts receivable of $789,565 (VEF 6,674,709) with a related company that has been outstanding for longer than one year. Due to the relationship with this Company, management is confident that the funds will be collected; however, due to the uncertainty of obtaining foreign currency, management has reserved the total balance.

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

As for International Mobile Security (IMS), provider of mobile security solutions, management is currently reviewing restructuring options. While the market for IMS’s products, primarily the government, law enforcement and, to a lesser degree, corporate segments, appears to be large and growing, IMS’ product offering needs further refinement and development. Similarly, significantly more management time will be required to address the current challenges as well as additional resources.

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

Page | 30

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

Page | 31

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize any impairment charges related to long-lived assets during the six months ended June 30, 2013 and 2012.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the six months ended June 30, 2013 and 2012.

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

Page | 32

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

Page | 33

Risk Management

The Company is exposed to credit risk through accounts receivable and therefore, the Company maintains adequate provisions for potential credit losses. The Company, given the relative size of a typical contract, the number of clients, timing of sales and the revenue recognition of said sales, will have an inherent concentration of sales. The Company is cognizant of such concentration and takes steps to mitigate such risks via accelerated and/or progress payment structures and contractual legal recourse. During the six months ended June 30, 2013, the largest two customers accounted for 39% and 26% of sales. Two other customers accounted for 58% and 29% of accounts receivable. During the six months ended June 30, 2012, the two largest customers accounted for 65% and 21% of sales and 59% and 4% of accounts receivable, respectively.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

Page | 34

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Management does not anticipate that the accounting pronouncement will have any material future effect on our consolidated financial statements.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Page | 35

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of June 30, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Page | 36

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On October 16, 2009 the Company received notice that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $39,000 plus interest thereon from March 11, 2009 for breach of contract. The company had 30 days to respond to the notice before a default judgment is awarded. As at June 31, 2013, no amounts have been accrued as the likelihood of an unfavorable judgment is considered low.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at June 30, 2013, the full amount has been accrued and is included in accounts payable.

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company has engaged legal representatives which have requested a motion for the lawsuit to be dismissed against the Company as it was not party to the agreement in dispute. As at June 30, 2013, no amounts have been accrued as the claim is without basis.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the six months ended June 30, 2013, the Company:

  issued 704,876 common shares valued at $116,245 for employment incentives in accordance with employment agreements of which $85,795 was previously accrued;
  issued 494,889 common shares valued at $62,861 for legal, consulting, and investor relations services rendered; and
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation.

Page | 37

As of June 30, 2013, the Company had $130,362 (December 31, 2012 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of June 30, 2013, the Company is obligated to issue 385,498 common shares valued at $34,975 for services rendered by a consultant during the three months then ended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits EXHIBIT INDEX

NumberExhibit Description
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

Page | 38

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By:/s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
August 14, 2013

By:/s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
August 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Henryk Dabrowski	By:/s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
August 14, 2013	Officer)
August 14, 2013

Page | 39