Form 10-Q
period 2013-09-30
ALTERNET SYSTEMS INC
filed 2013-11-19
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

[   ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commissionfile number 000-31909

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 95,667,398 as of November 19, 2013.

Page | 2

Form 10-Q

ALTERNET SYSTEMS INC - ALYI

Filed: November 19, 2013 (period: September 30, 2013)

Quarterly report with a continuing view of a company's financial position

Page | 3

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Our unaudited condensed interim consolidated financial statements for the nine month period ended September 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013
AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page | 4

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012

		(As Restated,
		See Note 16)
	September 30,	December 31,
	2013	2012

ASSETS	(Unaudited)
Current Assets
Cash	42,803	5,751
Accounts receivable, net	362,843	1,249,447
Prepaid cost of sales	9,750	108,382
Deposits and other assets	67,693	53,643
Total current assets	483,089	1,417,223
Fixed assets, net	164,991	281,804
Intellectual property	1,600,000	1,600,000

TOTAL ASSETS	2,248,080	3,299,027

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued charges	1,785,777	1,549,885
Wages payable	1,583,127	821,628
Accrued taxes	1,679,990	921,347
Deferred income	136,150	288,688
Other loans payable, net of beneficial conversion feature	1,146,178	642,796
Due to related parties	177,552	255,376
Current portion of long-term debt	102,607	166,099
Current portion of capital leases	6,856	30,028
Total current liabilities	6,618,237	4,675,847
Long term debt	305,000	69,039
Capital leases	-	5,043
	6,923,237	4,749,929
Stockholders' deficiency
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 92,564,722 common shares (2012 - 89,056,203)	925	890
Additional paid-in capital	14,295,325	13,849,991
Private placement subscriptions	130,362	130,362
Obligation to issue shares	52,800	-
Deferred compensation	(39,375)	-
Accumulated other comprehensive (loss)	(331,372)	(331,349)
Accumulated (deficit)	(17,374,623)	(14,629,698)
	(3,265,958)	(979,804)
Non-controlling interest	(1,409,199)	(471,098)
	(4,675,157)	(1,450,902)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	2,248,080	3,299,027

The accompanying notes are an integral part of these condensed consolidated financial statements

Page | 5

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
REVENUE
Sales	125,571	176,591	1,082,129	452,891
COST OF SALES	159,165	162,268	810,996	276,300
GROSS MARGIN	(33,594)	14,323	271,133	176,591

OPERATING EXPENSES
Bad debts	5,875	-	642,366	853
Depreciation	15,958	27,940	56,490	65,325
Investor relations	32,441	120	91,696	26,610
Management and consulting	353,423	570,602	1,447,511	1,260,963
Office and general	21,350	33,131	66,395	107,323
Professional fees	27,837	50,253	284,924	209,063
Rent	31,323	30,930	95,943	95,285
Salaries	602,045	334,629	1,084,334	802,814
Travel	29,013	40,645	93,130	131,538
	1,119,265	1,088,250	3,862,789	2,699,774

NET LOSS BEFORE OTHER ITEMS	(1,152,859)	(1,073,927)	(3,591,656)	(2,523,183)

OTHER ITEMS
Interest expense	(109,874)	(51,517)	(342,476)	(173,051)
Gain (loss) on foreign exchange	14,659	5,763	173,927	(247,384)
Interest income	-	504	-	1,382
Loss on lease expiration	-	-	(60,323)	-
Gain (loss) on debt settlement	-	29,523	-	(579,375)
Forgiveness and adjustment of old accounts payable	18,425	-	18,425	-
	(76,790)	(15,727)	(210,447)	(998,428)

NET LOSS BEFORE INCOME TAXES	(1,229,649)	(1,089,654)	(3,802,103)	(3,521,611)

INCOME TAXES	-	-	-	2,399

NET LOSS BEFORE NON- CONTROLLING INTEREST	(1,229,649)	(1,089,654)	(3,802,103)	(3,524,010)

NON-CONTROLLING INTEREST	(377,301)	(345,484)	(1,057,179)	(1,011,811)

NET AND COMPREHENSIVE LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(852,348)	(744,170)	(2,744,924)	(2,512,199)

BASIC AND DILUTED NET AND COMPREHENSIVE LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	91,360,926	84,334,030	90,646,892	81,296,505

The accompanying notes are an integral part of these condensed consolidated financial statements

Page | 6

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	(2,744,924)	(2,512,199)
Non-controlling interest	(1,057,179)	(1,011,811)
Add items not affecting cash
Depreciation	56,490	65,325
Interest accrued	180,009	36,096
Bad debt expense	717,366	-
Shares for services	318,666	88,656
Warrants issued in debt settlement	-	85,198
Accretion of debt discount	143,590	5,436
Unrealized foreign exchange (gain) loss	(131,707)	-
Loss on lease expiration	60,323	-
Loss on debt settlement	-	579,375
Changes in non-cash working capital:
Accounts receivable	169,238	334,135
Prepaid cost of sales	98,632	9,088
Deposits and other assets	(14,050)	25,806
Accounts payable and accrued charges	362,465	(44,892)
Wages payable	814,619	789,554
Accrued taxes	735,276	171,554
Deferred income	(152,538)	(79,214)
Due to related parties	53,883	317,316
Net cash (used in) operating activities	(389,841)	(1,140,577)

FINANCING ACTIVITIES
Proceeds from loans payable	663,000	405,438
Payments for loans payable	(54,338)	-
Payments for capital leases	(28,215)	(38,139)
Payments for long term debt	(132,531)	(31,992)
Net proceeds on sale of common stock and subscriptions	-	750,000
Share issue costs	(21,000)	(8,996)
Net cash provided by financing activities	426,916	1,076,311

EFFECT OF EXCHANGE RATES ON CASH	(23)	(12)

NET INCREASE (DECREASE) IN CASH	37,052	(64,278)

CASH, BEGINNING OF PERIOD	5,751	77,312

CASH, END OF PERIOD	42,803	13,034

The accompanying notes are an integral part of these condensed consolidated financial statements

Page | 7

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2013, the Company had a working capital deficiency of $(6,135,147). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the restated audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K / A for the year ended December 31, 2012, collectively referred to as the “2012 Amended Annual Report”. The consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained.

Page | 8

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize any impairment charges related to long-lived assets during the nine months ended September 30, 2013 and 2012.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the nine months ended September 30, 2013 and 2012.

Page | 9

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

At September 30, 2013, Nil (December 31, 2012 – 6,009,863) warrants were excluded from the loss per share calculation as their effect would be anti-dilutive.

Reclassification

Certain comparative figures have been reclassified in order to conform to the current period’s presentation.

Revisions to Prior Periods

The condensed consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, have been revised to reflect adjustments made during the December 31, 2012 audit, which allows for comparability with the presentation of the condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassification out of accumulated other comprehensive income. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2013, and applied prospectively. This accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

Page | 10

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Page | 11

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 3 – FIXED ASSETS

		September 30, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	332,135	12,117
Computer equipment – capital leases	40,880	18,131	22,749
Computer software	289,028	159,156	129,872
Equipment	10,576	10,323	253

	684,736	519,745	164,991

		December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	328,614	15,638
Computer equipment – capital leases	156,746	58,452	98,294
Computer software	289,028	121,453	167,575
Equipment	10,576	10,279	297

	800,602	518,798	281,804

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $56,490 and $65,325, respectively.

During the nine months ended September 30, 2013, the Company recorded a loss on its computer equipment – capital lease for a previously capitalized lease that matured during the period. The Company did not buyout the lease and as result, the equipment converted to a month to month rental.

Page | 12

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties of which $100,000 was due upon signing of the agreement. As of September 30, 2013 and December 31, 2012, the Company had $68,900 included in accounts payable and accrued charges relating to this agreement.

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

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the nine months ended September 30, 2013, $8,596 of the debt discount was amortized. As of September 30, 2013, $53,374 (December 31, 2012 - $37,364) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by February 28, 2013 and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the nine months ended September 30, 2013, $17,419 of the debt discount was amortized. As of September 30, 2013, $71,605 (December 31, 2012 - $44,175) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by March 31, 2013 and continues to accrue interest at the rate of 10% per annum.

Page | 13

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Convertible Debentures (continued)

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the nine months ended September 30, 2013, $49,741 of the debt discount was amortized. As of September 30, 2013, $86,970 (December 31, 2012 - $31,881) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by April 30, 2013 and continues to accrue interest at the rate of 10% per annum.

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the nine months ended September 30, 2013, $53,886 of the debt discount was amortized. As of September 30, 2013, $85,458 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by October 22, 2013 and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the nine months ended September 30, 2013, $13,947 of the debt discount was amortized. As of September 30, 2013, $52,192 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note was not repaid by October 31, 2013 and continues to accrue interest at the rate of 10% per annum.

Page | 14

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $2,729 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same. Refer to the promissory note dated July 1, 2013 for further details.

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $6,025 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same. Refer to the promissory note dated July 1, 2013 for further details.

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $10,828 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same. Refer to the promissory note dated July 1, 2013 for further details.

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013. All other terms remained the same. As of September 30, 2013, the Company has accrued $971 (December 31, 2012 - $874 for all three previous promissory notes) of interest relating to this loan. The balance owing is included in due to related parties.

Page | 15

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. The note was not repaid by January 31, 2013; as a result, $18,856 of unpaid interest was capitalized to the principal resulting in a total principal balance outstanding of $252,003 which is incurring a late payment charge of 0.10% per day on any unpaid balances. As of September 30, 2013, the Company has accrued $54,000 of late payment charges which is included in the outstanding principal and interest balance of $287,767 (December 31, 2012 - $14,104 of interest in a principal and interest balance of $247,251).

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. As of September 30, 2013, the Company has accrued $2,516 (December 31, 2012 - $1,137) of interest relating to this loan. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum.

Page | 16

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by its maturity date; as such, a late payment charge is being accrued on the unpaid principal and interest of $104,959. As of September 30, 2013, the Company has accrued $18,709 (December 31, 2012 - $1,178) of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by May 18, 2013 and continues to accrue interest at the rate of 10% per annum. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. Refer to the promissory note dated July 24, 2013 for further details.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. As of September 30, 2013, the Company has accrued $855 (December 31, 2012 - $185) of interest relating to this loan.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on July 23, 2013. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. Refer to the promissory note dated July 24, 2013 for further details.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. On August 8, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $104,959 under the previous promissory note and extended the maturity date to February 4, 2014. As of September 30, 2013, the Company has accrued $1,553 of interest relating to this loan.

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

Page | 17

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. On August 28, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to February 24, 2014. As of September 30, 2013, the Company has accrued $1,685 of interest relating to this loan.

On July 24, 2013, the Company signed a new promissory note with a creditor which capitalized the unpaid principal and interest on two separate loans totaling $164,295 under previous promissory notes and extended the maturity date to January 20, 2014. As of September 30, 2013, the Company has accrued $3,106 (December 31, 2012 - $1,178 on the previous promissory note) of interest relating to this loan.

NOTE 6 – LONG-TERM DEBT

On April 1, 2012, the Company signed an Agreement with a creditor to purchase various computer software valued at $213,900 and one year technical support valued at $47,058. The loan requires one payment of $35,000 on May 23, 2012 and seven quarterly payments of $35,495 starting October 1, 2012. The loan includes an implicit interest rate of $7.51% and matures on April 1, 2014. As of September 30, 2013, the balance on the loan was $102,607 (December 31, 2012 - $235,138).

On August 5, 2013, the Company signed a new promissory note with a creditor for a total of $550,000 which was to be disbursed to the Company in three tranches: Tranche A - $100,000 (received in June 2013); Tranche B - $200,000 by August 31, 2013 (received $100,000 in August 2013 and $100,000 in September 2013); and Tranche C - $250,000 by September 30, 2013 (outstanding as it has not yet been received by the Company). The note matures on December 31, 2015 and bears interest at 10% per annum with 5% per annum being capitalized to the loan and 5% per annum being payable in cash at each disbursements’ respective anniversary date. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS at two times the principal amount outstanding with an exercise price being equal to ATS’s capital stock and paid in capital for the month immediately prior to the Event of Default divided by the total outstanding shares of ATS of the same month. As of September 30, 2013, the balance on the loan was $305,000 which includes $5,000 of accrued interest.

Page | 18

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 6 – LONG-TERM DEBT (continued)

The remaining required principal payments over the next three fiscal years are as follows:

2013	$33,568
2014	69,039
2015	305,000
$407,607

NOTE 7 – CAPITAL LEASES

On April 27, 2011, the Company signed a lease agreement with a creditor to lease various computer equipment. The lease requires 24 monthly payments of $3,620 including implicit interest of 14.99% and expired on May 1, 2013. As of September 30, 2013, the balance on the lease was $Nil (December 31, 2012 - $17,439).

On September 26, 2011, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires 24 monthly payments of $668 including implicit interest of 12.75% and expired on September 1, 2013. As of September 30, 2013, the balance on the lease was $Nil (December 31, 2012 - $5,702).

On June 13, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $2,777 to be paid upon signing and 24 monthly payments of $396. The lease includes implicit interest of 13.21% and expires on June 1, 2014. As of September 30, 2013, the balance on this lease was $3,739 (December 31, 2012 - $6,772).

On August 1, 2012, the Company signed a lease agreement with a creditor to lease additional computer equipment. The lease requires a down payment of $1,956 to be paid upon signing and 24 monthly payments of $282. The lease includes implicit interest of 15.60% and expires on September 1, 2014. As of September 30, 2013, the balance on this lease was $3,117 (December 31, 2012 - $5,158).

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2013, are as follows:

2013	$2,037
2014	5,319
Net minimum lease payments	7,356
Less: Amount representing interest	(500)
Present value of net minimum lease payments	6,856
Less: Current maturities of capital lease obligations	(6,856)
Long-term capital lease obligations	$-

Page | 19

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 8 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001.

On September 21, 2012, the Company’s shareholders approved through a majority vote to amend the Company’s Articles of Incorporation by increasing the authorized stock of the Company to 510,000,000 consisting of 500,000,000 common shares with a par value of $0.00001 per share and 10,000,000 preferred shares with a par value of $0.00001 per share. In addition, the directors approved the 2012 Incentive Stock Option Plan whereby the Company can grant stock options to employees of the Company to acquire up to a maximum of 5% of the Company’s authorized stock. Options granted under the plan are non transferable, will vest over a period of three years, can have a maximum term of five years from each vesting date, and are subject to the employee being employed by the Company on the grant and exercise dates.

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

During the nine months ended September 30, 2013, the Company:

  issued 1,140,590 common shares valued at $145,388 for employment incentives in accordance with employment agreements;
  issued 1,667,929 common shares valued at $245,648 for legal, consulting, and investor relations services rendered; and
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation (See Note 10).

As of September 30, 2013, the Company had $130,362 (December 31, 2012 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of September 30, 2013, the Company is obligated to issue 1,046,667 common shares valued at $52,800 for services rendered by consultants during the nine months then ended.

Page | 20

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 8 – CAPITAL STOCK (continued)

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2012	6,009,863	0.25
Issued	-	-
Expired	(4,000,000)	0.25
Cancelled	(2,009,863)	0.25

Balance, September 30, 2013	-	-

All warrants issued could have been called by the Company in the event the average closing price of the common stock of the Company for any 60 day period is $0.40 or greater.

The weighted average life of warrants outstanding at September 30, 2013 and December 31, 2012 was 0 years and 0.61 years, respectively. All warrants outstanding had an intrinsic value of $Nil.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of September 30, 2013, a total of $1,511,817 (December 31, 2012 - $664,113) was payable to directors and officers of the Company of which $1,490,746 (December 31, 2012 – $644,531) was non-interest bearing and had no specific terms of repayment and $21,071 (December 31, 2012 - $19,582) related to loans detailed in Note 5. Of the amount payable, $117,800 (December 31, 2012 - $58,401) was included in accounts payable for expense reimbursements, $1,386,856 (December 31, 2012 - $573,310) was included in wages payable for accrued fees, and $7,161 (December 31, 2012 - $32,402) was included in due to related parties.

Page | 21

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

During the nine months ended September 30, 2013, the Company expensed a total of $796,250 (September 30, 2012 - $662,500) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $796,250 (September 30, 2012 - $300,417) has been accrued, $Nil (September 30, 2012 - $113,958) has been paid in cash and $Nil (September 30, 2012 - $248,125) has been paid through the issuance of shares. During the nine months ended September 30, 2012, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the nine months ended September 30, 2012.

As of September 30, 2013, the Company held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (December 31, 2012 - $789,565; VEF 6,674,709) which the Company fully allowed for during the period due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $170,390 (VEF 5,963,674) (December 31, 2012 - $221,969; VEF 3,329,532) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

NOTE 10 – DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. The consultant will be compensated with monthly payments of $5,000 if the Company is able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The consultant will also receive 700,000 shares, which are deliverable in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $105,000 of which 525,000 valued at $78,750 have been delivered to the consultant. The remaining 175,000 shares will be delivered to the consultant over the term of the contract as described above. The value of the services is being expensed over the life of the contract.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreement as deferred compensation and amortizes the costs of these services on a straight-line basis over the respective term of the contract. During the nine months ended September 30, 2013, the Company expensed $65,625 relating to the above contract. The shares issued were all valued at their market price on the date of issuance.

Page | 22

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Lease expense totaled $109,738 and $107,337 during the nine months ended September 30, 2013 and 2012, respectively.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

2013	$243,732
2014	431,400
2015	425,702
2016	238,762
$1,339,596

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant for the nine months ended September 30, 2013 or 2012.

Page | 23

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 12 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months ended
	September 30, 2013,
	2013	2012
	$	$
Supplemental cash flow disclosures:
Interest paid during the period in cash	15,486	10,760
Cash paid for income taxes	-	2,399

Supplemental non-cash financing and investing activities disclosures:
Shares issued for debt repayment	-	1,210,344
Shares issued for previously received share subscriptions	-	500,000
Shares obligated to be issued	52,800	(113,333)
Equipment purchased through capital lease	-	18,957
Software purchased through long-term debt	-	213,900
Value of beneficial conversion features	75,333	62,663
Shares issued for share issue costs	21,000	-
Shares issued for deferred compensation	105,000	-
Shares issued for wages and related benefits payable	85,795	-

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

Page | 24

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 13 – FAIR VALUE (continued)

The fair value of the Company’s accounts receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash, are measured at fair value using Level 1 inputs.

NOTE 14 – CONCENTRATIONS

Concentrations in Sales to Few Customers

During the nine months ended September 30, 2013, the largest two customers accounted for 38% and 23% of sales. Two other customers accounted for 46% and 22% of accounts receivable. During the nine months ended September 30, 2012, the three largest customers accounted for 51%, 18%, and 17% of sales with the two largest balances of accounts receivable representing 73% and 13%.

Concentrations in Sales to Foreign Customers

During the nine months ended September 30, 2013 and 2012, 100% of the Company’s net sales were made to foreign customers. An adverse change in either economic conditions abroad or the Company’s relationship with significant foreign distributors could negatively affect the volume of the Company’s international sales and the Company’s results of operations.

Company is Dependent on Few Major Suppliers

The Company is dependent on Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, for all of its hosting services needs. During the nine months ended September 30, 2013 and 2012, products purchased from this company were approximately 82% and 72% of cost of sales, respectively. The Company is dependent on the ability of Utiba to provide uninterrupted services. The loss of this supplier or a significant reduction in product availability from this supplier could have a material adverse effect on the Company. The Company believes that its relationship with this supplier is in good standing.

Page | 25

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 15 – LAWSUIT

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company engaged legal representatives which have requested a motion for the lawsuit to be dismissed against the Company as it was not party to the agreement in dispute. On September 25, 2013, a settlement agreement was signed between the Claimant and the Company’s joint-venture partner; as such, the Company was cleared of any obligations under the lawsuit.

NOTE 16 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (restated)

Management, after consultation with the Board of Directors and the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for year ended December 31, 2012 contained errors relating to the omission of material accruals at December 31, 2012 and should be restated and, accordingly, that the Original Filing should no longer be relied upon. However, management determined that these errors did not have material impact on the condensed consolidated financial statements as at March 31, 2013 and for the three month period ended March 31, 2013 and the condensed consolidated financial statements as at June 30, 2013 and for the three and six month periods ended June 30, 2013; therefore, an amendment was not considered necessary for these reporting periods.

Financial statement effect of the restatement:

The error resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $68,734 decrease to non-controlling interest for the year ended December 31, 2012; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest as at December 31, 2012.

The tables below shows the effects of the restatement on the consolidated balance sheet as of December 31, 2012 and the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2012.

Page | 26

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 16 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (restated) (continued)

	As Previously		Restatement
	Reported	As Restated	Adjustments
	December 31,	December 31	December 31
	2012	2012	2012
CONSOLIDATED BALANCE SHEET
	$	$	$
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable and accrued charges	1,457,054	1,549,885	92,831
Total current liabilities	4,583,016	4,675,847	92,831
Stockholders' equity (deficiency)
Accumulated deficit	(14,558,159)	(14,629,698)	(71,539)
	(908,265)	(979,804)	(71,539)
Non-controlling interest	(449,806)	(471,098)	(21,292)
	(1,358,071)	(1,450,902)	(92,831)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2012
CONSOLIDATED STATEMENT OF OPERATIONS
	$	$	$
Revenue
Sales	1,229,674	1,355,935	126,261
	1,229,674	1,355,935	126,261
Cost of Sales	656,542	923,076	266,534
Gross Profit	573,132	432,859	(140,273)
Net Loss Before Other Items	(3,261,272)	(3,401,545)	(140,273)
Net Loss Before Income Taxes	(4,700,780)	(4,841,053)	(140,273)
Net Loss Before Non-Controlling Interest	(4,703,334)	(4,843,607)	(140,273)
Non-Controlling Interest	(1,439,927)	(1,508,661)	(68,734)

Net Loss Attributable to Alternet Systems Inc.	(3,263,407)	(3,334,946)	(71,539)

Total Comprehensive Loss	(3,263,407)	(3,334,946)	(71,539)

Page | 27

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

NOTE 16 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (restated) (continued)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2012
CONSOLIDATED STATEMENT OF CASH FLOWS
	$	$	$
Operating Activities
Net income attributable to Alternet Systems Inc.	(3,263,407)	(3,334,946)	(71,539)
Non-controlling interest	(1,439,927)	(1,508,661)	(68,734)
Changes in non-cash working capital:
Accounts payable and accrued charges	342,197	482,470	140,273

NOTE 17 – SUBSEQUENT EVENTS

•	On October 4, 2013, the Company issued 46,667 common shares valued at $2,800 to an investor relations consultant for a previously recorded obligation to issue shares valued at $2,800.
•	On October 30, 2013, the Company issued 1,000,000 common shares valued at $50,000 to a consultant for a previously recorded obligation to issue shares valued at $50,000.
•	On November 1, 2013, the Company issued 56,000 common shares valued at $2,800 to an investor relations consultant for services rendered.
•

On October 23, 2013, the Company signed an agreement with an investor relations firm to provide investor relations services for a term of one year. The firm will be compensated $10,000 per month for the first two months of the contract and will receive 2,000,000 common shares of the Company which will be released upon the completion of certain benchmarks. On November 6, 2013, the 2,000,000 common shares were issued to the Company and will be held in escrow.

•

On October 15, 2013, the Company, Utiba, ATS and Utiba Guatemala entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) in order to effect the sale by ATS of all of its business and assets to Utiba, as described below. For such transaction to proceed, the Company will require shareholders’ approval. A proxy along with a Special Meeting of Shareholders of the Company Such will be held in the near future. Proxy material will be distributed beforehand.

Overview of the ATS Transaction and Consideration Payable

1.

The sale pursuant to the Asset Purchase Agreement (as defined below) by ATS of substantially all of its business and assets to Utiba (including the assumption by Utiba of certain liabilities related to such business and assets), in consideration for up to $2,100,000 in cash (the "Cash Purchase Price") subject to certain adjustments related to certain net receivables or liabilities, as the case may be, and reduction to the extent of certain tax liabilities of ATS. The amount of $300,000 of the Cash Purchase Price will be held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement;

Page | 28

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

2.

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000;

3.	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000;

4.

As additional contingent consideration, the Utiba Sellers have agreed that an amount of up to $2,000,280 (the “Maximum Earn-Out Payment”) that is earned by them under the earn-out provisions contained in the Utiba SPA shall be paid directly to ATS as additional consideration; and

5.	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

The maximum aggregate consideration, including contingent earn-out consideration that ATS and the Company may realize in connection with the ATS Transaction is approximately $6,500,000. The consideration payable under the Asset Purchase Agreement is subject to adjustment and certain deductions.

Events occurring after September 30, 2013 were evaluated through the date this Interim Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

Page | 29

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated unaudited financial statements for the nine months ended September 30, 2013, that appear elsewhere in this quarterly report, and our restated consolidated audited financial statements for the year ended December 31, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors”.

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

Since launching in 2010, the Company has implemented mobile financial service solutions in Bolivia, Colombia, Ecuador, Guatemala, Honduras, Venezuela and Haiti. Revenue will come from organic growth of its existing operations, primarily from its hosted service, and the Company's robust sales pipeline with many qualified opportunities throughout the region. The Company also benefits from its name recognition and reputation, being one of the leading names in mobile financial services.

Page | 30

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

The Company has been successful in capturing a leading market share in regional deployments and is widely recognized as having among the broadest and most robust product offerings. In 2012 the Company was awarded a multi country license sale agreement with Digicel Group, with an initial launch in Haiti, as well as the sale of a license to Astra Holdings, S.A. a Central America mobile payment service provider that initially launched in Honduras and will expand in 5 Central American countries. It also successfully launched in January 2013, the electronic top up platform for Corporación Digitel S.A. a mobile network operator in Venezuela. In March 2013 the company started the implementation of the Mobile Commerce platform for Digicel Haiti. Once this implementation in successfully delivered, the Company expects to enter into additional country implementation, both in the Caribbean and in the Asia Pacific regions.

The SaaS product offering has successfully garnered key clients in Guatemala, Bolivia, México and Latin America. The Company is currently working in several other projects with a regional player with a multi country reach, and is continuing to receive widespread interest as it is currently negotiating several SaaS proposals with regional banks and mobile payment service providers.

In 2012 the company entered into strategic alliances with complimentary players in the industry. The strategic partnership with Spindle, Inc., a United States based mobile payments processor and technology developers allows ATS to enter this market and leverages Spindle's merchant acquisition suite into the existing Utiba mobile commerce offering. This partnership will expand as the companies are seeking additional technological and commercial integration. It also signed an MOU with i2C, Inc., a payments processor based in Redwood City, California to leverage their payment processing, card management and prepaid platform into a Utiba's converging payment offering. The MasterCard global partnership signed by Utiba Pte. Ltd. in October 2011, and the announcements made in 2012 contimues our expansion into the physical payments markets, as described in our Converging Payments offering.

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

Page | 31

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

Net Sales

For the three months ended September 30, 2013, the Company had net sales of $125,571 versus $176,591 for the three months ended September 30, 2012, a decrease of $51,020. For the nine months ended September 30, 2013, the Company had net sales of $1,082,129 versus $452,891 for the nine months ended September 30, 2012, an increase of $629,238. The increase in sales is primarily resulting from the completion of several contracts.

Cost of Sales and Gross Margin

The Company has cost of sales of $159,165 and a gross margin of ($33,594) for the three months ended September 30, 2013 as compared to cost of sales of $162,268 and a gross margin of $14,323 for the three months ended September 30, 2012. The Company also has cost of sales of $810,996 and a gross margin of $271,133 for the nine months ended September 30, 2013 as compared to cost of sales of $276,300 and a gross margin of $176,591 for the nine months ended September 30, 2012. The increase in the cost of sales is due to the commensurate higher revenue for the period when compared to the prior period. Timing of expense recognition reflecting delays in the receipt invoices and supporting documentation from foreign vendors also impacts these items.

Page | 32

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended September 30, 2013 totaled $1,119,265 as compared to $1,088,250 for the similar prior period. The table below details the major changes in administrative expenditures for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012
Depreciation	Decrease of $11,982	Decrease in the amount of equipment and the overall net book value of the equipment.
Investor relations	Increase of $32,321	Increased number of agreements were signed with investor relation consultants to provide increased communication to investors.
Management and consulting	Decrease of $217,179	Management bonuses for 2011 performances were awarded during the prior quarter. Bonuses for 2012 performances were awarded during the second quarter of the current year.
Professional fees	Decrease of $22,416	Decreased legal and accounting fees due to credits being received in the current quarter for work billed in previous quarters.
Salaries	Increase of $267,416	Increase in estimated penalties on the unpaid accrued taxes.
Travel	Decrease of $11,632	Decreased amount of travel required due to more stringent travel policy and use of remote conferencing and staffing.

Page | 33

The operating and administrative expenses for the nine months end September 30, 2013 totaled $3,862,789 as compared to $2,699,774 for the similar prior period. The table below details the major changes in administrative expenditures for the nine months ended September 30, 2013 as compared to the corresponding nine months ended September 30, 2012.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012
Bad debts	Increase of $641,513	Increased uncertainty of collecting a receivable held in Venezuela due to the uncertainty of obtaining foreign currency
Investor relations	Increase of $65,086	Increased number of agreements were signed with investor relation consultants to provide increased communication to investors.
Management and consulting	Increase of $186,548	Increased number of consultants hired during the year.
Office and general	Decrease of $40,928

Lower marketing expenses as 2012 included global Mobile Conference wherein the Company was a presenter, decreased telephone usage attributable to greater use of free services/internet and lower staffing.

Professional fees	Increase of $75,861	Increased legal fees incurred defending lawsuit and increased audit fees from the 2012 year end.
Salaries	Increase of $281,520	Increase in estimated penalties on the unpaid accrued taxes.
Travel	Decrease of $38,408	Decreased amount of travel required due to more stringent travel policy and use of remote conferencing and staffing.

Interest and Other Expenses

The Company’s interest expense was $109,874 for the three months ended September 30, 2013 compared to $51,517 in the previous period and $342,476 for the nine months ended September 30, 2013 compared to $173,051 in the previous period due to the increase in loans outstanding during the period, reflecting greater relative use of debt financing versus stock financing.

Net Loss

For the three months ended September 30, 2013, the Company had a net and comprehensive loss of $852,348 or ($0.01) per share, an increase of 14.54% when compared to the corresponding period of September 30, 2012 which had a net loss of $744,170 or $(0.01) per share. The higher loss is primarily attributable to increased operating expenses.

Page | 34

For the nine months ended September 30, 2013, the Company had a net and comprehensive loss of $2,744,924 or ($0.03) per share, an increase of 9.26% when compared to the corresponding period of September 30, 2012 which had a net loss of $2,512,199 or $(0.03) per share. The higher loss is primarily attributable to increased operating expenses.

The debt settlement loss included in the nine months ended September 30, 2012 reflected the accounting loss, not a cash outlay, attributable to the assigned value of shares received by a lender on the settlement of a convertible note. The settlement coincided with a spike in the share price.

Liquidity and Capital Resources

As of September 30, 2013, the Company had $42,803 cash in the bank and accounts receivable of $362,843 as compared to $5,751 and $1,249,447 respectively as at December 31, 2012. Accounts payable were $1,692,946 at September 30, 2013 as compared to accounts payable of $1,457,054 at December 31, 2012. At September 30, 2013, the Company had a working capital deficiency of $6,042,316 as compared to $3,165,793 as at December 31, 2012. The Company is currently pursuing financing, and has engaged an investment bank to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

As of September 30, 2013, the Company held an accounts receivable of $789,565 (VEF 6,674,709) with a related company that has been outstanding for longer than one year. Due to the relationship with this Company, management is confident that the funds will be collected; however, due to the uncertainty of obtaining foreign currency, management has reserved the total balance.

Plan of Operation

The Company, as noted previously (refer to Note 17 - Subsequent Events), effective as of October 15, 2013, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) in order to effect the sale by ATS of all of its business and assets to Utiba. For such transaction to proceed, the Company will require shareholders’ approval. Accordingly the Company’s plan over the next 12 months hinges on the shareholders decision.

Should the sale not proceed, the Company will continue selling mobile financial services, in the form of software licenses and, increasingly more given market demand, as a service, commonly referred to as Software as a Services (SaaS), through its subsidiary Alternet Transaction Systems (dba Utiba Americas). The Company is in advanced negotiations with various clients to roll out single market, multi-market and regional mobile financial services, primarily under the SaaS product offering. SaaS transactions are multi-year in nature and are priced based on active wallets, transactions or a combination thereof. The Company is also in discussions for the sale of additional licenses and/or expansions.

Should the sale proceed, the Company will cease to offer mobile financial services and products that directly compete with Utiba. The Company will be able to offer other ancillary products and services as well as enter into new fields.

Page | 35

Conclusion

The Company may potentially enter into a transitional stage, depending on the shareholders vote on the Asset Purchase Agreement. Accordingly the Company’s business profile may change significantly should the transaction be approved and with the new opportunities being pursued.

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

Basis of Presentation and Consolidation

The consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. Our fiscal year-end is December 31.

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

Page | 36

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize any impairment charges related to long-lived assets during the nine months ended September 30, 2013 and 2012.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the nine months ended September 30, 2013 and 2012.

Page | 37

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

Page | 38

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

Risk Management

The Company is exposed to credit risk through accounts receivable and therefore, the Company maintains adequate provisions for potential credit losses. The Company, given the relative size of a typical contract, the number of clients, timing of sales and the revenue recognition of said sales, will have an inherent concentration of sales. The Company is cognizant of such concentration and takes steps to mitigate such risks via accelerated and/or progress payment structures and contractual legal recourse. During the nine months ended September 30, 2013, the largest two customers accounted for 34% and 21% of sales. Two other customers accounted for 46% and 22% of accounts receivable. During the nine months ended September 30, 2012, the three largest customers accounted for 51%, 18%, and 17% of sales with the two largest balances of accounts receivable representing 73% and 13%.

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

Page | 39

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

Page | 40

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of September 30, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Page | 41

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Page | 42

On September 20, 2012, the Company received a Demand for Arbitration notice that it had been named as party in a claim whereby the Claimant is seeking a judgment for damages that may exceed $1,000,000, subsequently increased to $5,000,000 resulting from failure to perform its obligations under an Agreement signed between the Claimant and the Company’s joint-venture partner. The Company was not party to the Agreement but was named in the notice. The Company has engaged legal representatives which have requested a motion for the lawsuit to be dismissed against the Company as it was not party to the agreement in dispute. On September 25, 2013, a settlement agreement was signed between the Claimant and the Company’s joint-venture partner; as such, the Company was cleared of any obligations under the lawsuit.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the nine months ended September 30, 2013, the Company:

  issued 1,140,590 common shares valued at $145,388 for employment incentives in accordance with employment agreements;
  issued 1,667,929 common shares valued at $245,648 for legal, consulting, and investor relations services rendered; and
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation.

As of September 30, 2013, the Company had $130,362 (December 31, 2012 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of September 30, 2013, the Company is obligated to issue 1,046,667 common shares valued at $52,800 for services rendered by consultants during the nine months then ended.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Page | 43

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
November 19, 2013

By:/s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
November 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Henryk Dabrowski	By:/s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
November 19, 2013	Officer)
November 19, 2013

Page | 44