Form 10-K/A
period 2012-12-31
ALTERNET SYSTEMS INC
filed 2013-12-03
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A

Amendment No. 1

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
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

None.

EXPLANATORY NOTE

     Alternet Systems, Inc. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 15, 2013 (the “Original Filing”) to restate its consolidated financial statements and related financial information. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as at December 31, 2012 and the year ended December 31, 2012 as discussed below and in Note 17 to the accompanying restated consolidated financial statements. Other than as set forth herein, this Amendment No. 1 to Form 10-K does not reflect subsequent events occurring after the filing of the Original Filing.

     Management, after consultation with the Board of Directors and the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for year ended December 31, 2012 contained errors relating to the omission of material accruals at December 31, 2012 and should be restated and, accordingly, that the Original Filing should no longer be relied upon. The correction of the error resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $68,734 decrease to non-controlling interest for the year ended December 31, 2012; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest as at December 31, 2012.

     The corrections of errors did not impact the consolidated balance sheet as at December 31, 2011 or the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2011. The consolidated balance sheets at March 31, 2013 and June 30, 2013 were impacted by a $92,831 increase in accounts payable and accrued charges, a $21,292 decrease to non-controlling interest, and a $71,539 decrease to accumulated deficit. There was no impact to the consolidated statements of operations and cash flows for the periods ended three and six months, March 31, 2013 and June 30, 2013, respectively.

     No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Other forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings with the SEC.

     Part II – Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part II – Item 8 (Financial Statements and Supplementary Data), have been amended from the Original Filing as a result of the restatement.

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

Item 1A. Risk Factors

The Company is exposed to a number of risks, including the following:

-	The Company may be unable to market and sell its products;
-	The Company’s sales are currently insufficient and its future prospects are dependent on the ability to market its products and services;
-	The Company has a history of operating at a significant loss;
-	The Company requires additional equity financing to continue operations and may be unable to obtain this financing;
-	If further equity financing is obtained, it will dilute the value of existing shareholders’ stock;

-	The Company has limited working capital with which to continue operations;
-	The Company is active in competitive industries and faces competition from more established companies with greater financial resources and established sales and distribution capabilities;
-	The Company has a significant number of shares outstanding which may be eligible for resale under Rule 144 and which, if sold, could depress the market price of the Company’s shares.

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

Restatement

With this Amendment 1, we have restated the following previously filed consolidated financial statements, data and related disclosures: the consolidated balance sheet as at December 31, 2012, the consolidated statement of operations, the consolidated statement of cash flows and consolidated statement of stockholders’ equity (deficiency) for the year ended December 31, 2012. See Note 17 to the consolidated financial statements, restated. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the amended audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that the Company’s consolidated financial statements for the year ended December 31, 2012 contained errors relating to the omission of material accruals at December 31, 2012.

The following MD&A reflects the restatements. For this reason, the data set forth in this section may differ from that presented in discussions and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012.

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

Since launching in 2010, the Company has implemented mobile financial service solutions in Bolivia, Colombia, Ecuador, Guatemala, and Honduras. Revenue will come from organic growth of its existing operations, primarily from its hosted service, and the Company’s robust sales pipeline with many qualified opportunities throughout the region. The Company also benefits from its name recognition and reputation, being one of the leading names in mobile financial services.

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

In 2012 the company entered into strategic alliances with complimentary players in the industry. The strategic partnership with Spindle, Inc. , a United States based mobile payments processor and technology developers allows ATS to enter this market and leverages Spindle’s merchant acquisition suite into the existing Utiba mobile commerce offering. This partnership will expand as the companies are seeking additional technological and commercial integration. It also signed an MOU with i2C, Inc., a payments processor based in Redwood City, California to leverage their payment processing, card management and prepaid platform into a Utiba’s converging payment offering. This initiative follows the MasterCard global partnership signed by Utiba Pte. Ltd. in October 2011, and the announcements made in 2012 on our expansion into the physical payments markets, as described in our Converging Payments offering.

ATS also continues to actively work with MasterCard operations in Latin America, developing a joint offering leveraging the brands strength and Utiba’s market presence. Management expects several of these offers to close in 2013 in several key markets, specifically launching payments services to the unbanked markets in Latin America and the Caribbean.

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

IMS has entered into an agreement to develop opportunities with Delma MSS Ltd. (“Delma”), a company based in the United Kingdom developing location and tracking technologies. As part of the agreement, Delma will develop and enhance some of the IMS products, with the intent to develop joint business opportunities and products. The relationship with Delma will allow IMS to expand its sales reach into the Middle East and Asian markets.

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

Net Sales (restated)

For the year ending December 31, 2012, the Company had net sales of $1,355,935 versus $1,210,766, for the prior year, effectively flat. While the Company signed two license sales contracts in the fourth quarter of 2012, only one sale was recorded in the year. ATS has experienced continued challenges in closing other large complex projects, due to their scope and size. The Company accrues these sales on a performance basis, so additional revenues will be recorded as they are deemed delivered.

The other transaction, given its underlying financing structure, is being recognized over the term of the contract. Projects continue to take significant time and effort to close due to the complexity, the required participation of multiple parties, differing levels of expertise and experience amongst parties and, at times, shifting regulatory conditions.

As a result sales are below expectations. SaaS revenue, the Company’s preferred product offering and pricing structure, is rapidly getting traction, while license sales have experienced a deceleration. ATS is actively engaged in final discussions and contract negotiations, with the largest clients in the market and expects to sign major projects in 2013.

IMS continues to underperform and management is reviewing various options, including divestiture, reorganization or merger opportunities. Based on its limited success, it is evident that IMS’ product offering requires further development and additional investment to keep them up to date with current market expectations and requirements. In light of the results to date, management is reticent in continuing directing resources to the endeavor, and is actively evaluating different scenarios.

Accordingly, the Company may focus entirely on Mobile Financial Transaction Services and ancillary businesses within this space, such as Mobile Remittances, Consumer Analytics, Mobile Advertising Monetization and integration of its Mobile Commerce suit to Social Media opportunities.

Cost of Sales and Gross Margin (restated)

The Company has cost of sales of $923,076 and a gross margin of $432,859 for the year ending December 31, 2012 as compared to cost of sales of $1,122,536 and a gross margin of $88,230 for the year ending December 31, 2011. The decrease in the cost of sales is due to the prior year including a one time charge of $421,000 from Utiba Pte for additional support services performed during the year and prior years.

Selling, General and Administrative Expenses

The operating and administrative expenses for the year ended December 31, 2012 totaled $3,834,404 as compared to $2,996,391 for the year ended December 31, 2011. The table below details the major changes in administrative expenditures for the year ended December 31, 2012 as compared to the corresponding year ended December 31, 2011.

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

Net Loss (restated)

For the year ending December 31, 2012, the Company had a net loss of $4,843,607 or ($0.04) per share and total comprehensive loss of $3,334,946 or ($0.04) per share, an increase of 56% and 36%, respectively, when compared to corresponding year December 31, 2011 which had a net loss of $3,095,376 or $(0.04) per share and a total comprehensive loss of $2,444,395 or ($0.04) per share. The increased loss is primarily attributable to higher Other Items, consisting of the aforementioned interest expense ($457,283), foreign exchange loss ($404,736) and loss on debt settlement ($579,375), up $1,252,293 from the prior year. The foreign exchange loss is attributable to the devaluation of the Venezuelan Bolivar.

Liquidity and Capital Resources (restated)

As of December 31, 2012, the Company had $5,751 cash in the bank and accounts receivable of $1,249,447. At December 31, 2012, the Company had a working capital deficiency of $3,258,624. The Company is currently pursuing financing, and has engaged an investment bank to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,549,885 at December 31, 2012 compared to accounts payable of $1,778,876 at December 31, 2011. Accounts receivable decreased to $1,249,447 for 2012 versus $2,215,586 for 2011. Both items reflect the timing impact of sales closed at the end of the year.

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

Item 8. Financial Statements and Supplementary Data

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS (as restated)
CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
CONSOLIDATED STATEMENTS OF CASH FLOWS (as restated)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (as restated)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed in Note 17 to the consolidated financial statements, the accompanying financial statements and schedule have been restated to correct for errors for unrecorded material accruals.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 15, 2013, Except for note 17 and the related changes as to which the Date is November 18, 2013

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2012 and December 31, 2011
	(restated)
	2012	2011
	$	$
ASSETS

Current Assets
Cash	5,751	77,312
Accounts receivable, net	1,249,447	2,215,586
Prepaid cost of sales	108,382	294,855
Deposits and other assets	53,643	44,155
Total current assets	1,417,223	2,631,908
Fixed assets	281,804	142,408
Intellectual property	1,600,000	1,600,000

TOTAL ASSETS	3,299,027	4,374,316

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued charges	1,549,885	1,778,876
Wages payable	821,628	345,285
Accrued taxes	921,347	505,833
Customer deposits	-	655,828
Deferred income	288,688	359,400
Other loans payable, net of beneficial conversion features	642,796	2,448
Due to related parties	255,376	50,040
Current portion of long-term debt	166,099	-
Current portion of capital leases	30,028	44,499
Total current liabilities	4,675,847	3,742,209
Long term debt	69,039	-
Capital leases	5,043	23,142
	4,749,929	3,765,351

Stockholders' equity (deficiency)
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 89,056,203 common shares (2011 - 74,171,826)	890	738
Additional paid-in capital	13,849,991	11,171,559
Private placement subscriptions	130,362	630,362
Obligation to issue shares	-	113,333
Accumulated other comprehensive income	(331,349)	(331,396)
Accumulated Deficit	(14,629,698)	(11,294,752)
	(979,804)	289,844
Non-controlling interest	(471,098)	319,121
	(1,450,902)	608,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	3,299,027	4,374,316

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012 and 2011
	(restated)
	2012	2011
	$	$
REVENUE
Sales	1,355,935	1,219,421
Sales discounts	-	(8,655)
	1,355,935	1,210,766
COST OF SALES	923,076	1,122,536
GROSS PROFIT	432,859	88,230
OPERATING EXPENSES
Bad debt	177,572	3,023
Bank charges	11,520	9,194
Depreciation	93,461	25,525
Investor relations	55,535	40,650
Licenses, dues, and insurance	5,848	8,873
Management and consulting	1,596,824	1,095,963
Marketing	19,932	11,727
Office and general	72,993	80,444
Professional fees	391,727	320,484
Rent	128,312	86,388
Salaries	1,067,512	1,056,185
Telephone and utilities	58,527	30,976
Travel	154,641	226,959
	3,834,404	2,996,391

NET LOSS BEFORE OTHER ITEMS	(3,401,545)	(2,908,161)
OTHER ITEMS
Interest expense	(457,283)	(45,143)
Loss on foreign exchange	(404,736)	-
Interest income	1,886	2,231
Loss on debt settlement	(579,375)	(144,303)
	(1,439,508)	(187,215)

NET LOSS BEFORE INCOME TAXES	(4,841,053)	(3,095,376)
INCOME TAXES	2,554	-
NET LOSS BEFORE NON-CONTROLLING INTEREST	(4,843,607)	(3,095,376)
NON-CONTROLLING INTEREST	(1,508,661)	(816,715)
NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(3,334,946)	(2,278,661)
OTHER COMPREHENSIVE LOSS
Gain (loss) on derivative liabilities	-	(165,734)

TOTAL COMPREHENSIVE LOSS	(3,334,946)	(2,444,395)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.04)
BASIC AND DILUTED COMPREHENSIVE LOSS PER COMMON SHARE	$(0.04)	$(0.04)
WEIGHTED COMMON SHARES OUTSTANDING	82,767,827	60,474,129

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012 and 2011
	(restated)
	2012	2011
	$	$
OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	(3,334,946)	(2,278,661)
Non-controlling interest	(1,508,661)	(816,715)
Add items not affecting cash
Depreciation	93,461	25,525
Interest accrued in other loans payable	85,953	-
Bad debt expense	177,572	-
Shares for services	261,676	1,226,468
Reversal of shares for services	(140,000)	-
Warrants issued in debt settlement	85,198	-
Accretion of debt discount	66,905	-
Unrealized foreign exchange loss	404,736	-
Deferred compensation	-	79,832
Loss on debt settlement	579,375	144,303
Changes in non-cash working capital:
Accounts receivable	383,831	(1,359,247)
Prepaid cost of sales	186,473	(85,042)
Deposits and other assets	37,570	(31,136)
Accounts payable and accrued charges	482,470	525,049
Wages payable	897,847	(74,871)
Accrued taxes	415,514	305,509
Customer deposits	(655,828)	511,828
Deferred income	(70,712)	217,088
Due to related parties	205,336	163,111
Net cash (used in) operating activities	(1,346,230)	(1,446,959)

INVESTING ACTIVITIES
Acquisition of fixed assets	-	(165,389)
Acquisition of intellectual property	-	(100,000)
Net cash (used in) investing activities	-	(265,389)

FINANCING ACTIVITIES
Proceeds from loans payable	759,438	4,143
Payments for loans payable	(20,000)	(40,342)
Proceeds from capital leases	-	137,690
Payments for capital leases	(51,527)	(70,049)
Payments for long term debt	(31,992)	-
Net proceeds on sale of common stock and subscriptions	627,699	1,783,500
Share issue costs	(8,996)	(39,000)
Net cash provided by financing activities	1,274,622	1,775,942

EFFECT OF EXCHANGE RATES ON CASH	47	-

NET INCREASE (DECREASE) IN CASH	(71,561)	63,594

CASH, BEGINNING OF YEAR	77,312	13,718

CASH, END OF YEAR	5,751	77,312

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

							(restated)		(restated)
			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total
		$	$	$	$	$	$	$	$	$

Balance December 31, 2010	48,219,648	483	7,860,223	145,362	(79,832)	108,000	(9,016,091)	(165,662)	(114,164)	(1,261,681)

Shares issued for debt settlements	5,516,145	55	717,568	-	-	-	-	-	-	717,623
Shares issued for services	10,734,367	104	1,334,364	-	16,250	(223,000)	-	-	-	1,127,718
Shares issued for cash	9,201,666	91	1,283,409	(693,500)	-	-	-	-	-	590,000
Share issue costs	-	-	(39,000)	-	-	-	-	-	-	(39,000)
Share subscriptions from prior years issued	500,000	5	14,995	(15,000)	-	-	-	-	-	-
Private placement subscriptions received	-	-	-	1,193,500	-	-	-	-	-	1,193,500
Services provided per term of contracts	-	-	-	-	76,082	-	-	-	-	76,082
Obligation to issue shares	-	-	-	-	(12,500)	228,333	-	-	-	215,833
Decrease in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)
Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	-	1,250,000	1,250,000
Non-controlling interest	-	-	-	-	-	-	-	-	(816,715)	(816,715)
Net loss	-	-	-	-	-	-	(2,278,661)	-	-	(2,278,661)

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	-	113,333	(11,294,752)	(331,396)	319,121	608,965

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(DEFICIENCY)

						(restated)		(restated)
			Additional	Private			Other	Non-
		Common	Paid in	Placement	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Issue shares	Deficit	Income	Interest	Total
		$	$	$	$	$	$	$	$

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	113,333	(11,294,752)	(331,396)	319,121	608,965
Shares issued for debt settlements	5,978,317	60	1,210,284	-	(113,333)	-	-	-	1,097,011
Shares issued for services	1,572,728	15	261,661	-	-	-	-	-	261,676
Shares issued for cash	4,999,999	50	627,649	-	-	-	-	-	627,699
Cancellation of shares issued for services	(1,000,000)	(6)	(139,994)	-	-	-	-	-	(140,000)
Share subscriptions from prior years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-
Share issue costs	-	-	(8,996)	-	-	-	-	-	(8,996)
Warrants issued for debt	-	-	85,198	-	-	-	-	-	85,198
Beneficial conversion features	-	-	142,663	-	-	-	-	-	142,663
Foreign exchange translation adjustment	-	-	-	-	-	-	47	-	47
Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	671,000	671,000
Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	47,442	47,442
Non-controlling interest	-	-	-	-	-	-	-	(1,508,661)	(1,508,661)
Net loss	-	-	-	-	-	(3,334,946)	-	-	(3,334,946)

Balance December 31, 2012	89,056,203	890	13,849,991	130,362	-	(14,629,698)	(331,349)	(471,098)	(1,450,902)

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2012 the Company had a working capital deficiency of $3,258,624. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 3 – FIXED ASSETS

	December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	328,614	15,638
Computer equipment – capital leases	156,746	58,452	98,294
Computer software	289,028	121,453	167,575
Equipment	10,576	10,279	297
	800,602	518,798	281,804

	December 31, 2011
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	344,252	321,912	22,340
Computer equipment – capital leases	137,790	20,669	117,121
Computer software	75,128	72,552	2,576
Equipment	10,576	10,205	371
	567,746	425,338	142,408

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

NOTE 9 - RELATED PARTY TRANSACTIONS

As at December 31, 2012, a total of $664,113 (December 31, 2011 - $282,801) was payable to directors and officers of the Company of which $644,531 (December 31, 2011 - $245,581) was non-interest bearing and had no specific terms of repayment and $19,582 (December 31, 2011 - $37,220) related to loans detailed in Note 5. Of the amount payable, $58,401 (December 31, 2011 - $47,368) was included in accounts payable for expense reimbursements, $573,310 (December 31, 2011 - $185,393) was included in wages payable for accrued fees, and $32,402 (December 31, 2011 - $50,040) was included in due to related parties.

During the year ended December 31, 2012, the Company expensed a total of $807,500 (December 31, 2011 - $767,870) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $445,417 (December 31, 2011 - $185,393) has been accrued, $113,958 (December 31, 2011 - $354,907) has been paid in cash, and $248,125 (December 31, 2011 - $227,570) has been paid through the issuance of shares. During the year, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the period.

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

As at December 31, 2012, the Company held an accounts receivable from a company with a director in common with the Company for $789,565 (6,674,709 Venezuelan bolivar fuerte (“VEF”)) (December 31, 2011 - $1,552,258 (VEF 6,674,709). Of the total invoice, $399,735 (VEF 2,164,009) (December 31, 2011 - $1,049,000 (VEF 4,510,700)) is included in revenue, $Nil (December 31, 2011 - $388,628 (VEF 1,671,100)) is included in customer deposits, and $Nil (December 31, 2011 - $114,630 (VEF 492,909)) is included in deferred income. In addition, the Company owes this company $221,969 (VEF 3,329,532) (December 31, 2011 - $Nil) which is non-interest bearing and has no specific terms of repayment and is included in Due to related parties.

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

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	December 31,
	2012	2011
	$	$

Loss for the year before income taxes	(4,841,053)	(3,095,376)
Effective tax rate	40.50%	40.50%

Income tax benefit	(1,960,600)	(1,253,600)
Share issue costs	(3,600)	(15,800)
Non-deductible expenses	354,000	202,600
Other deductible items	(26,600)	(66,500)
Tax benefits not recognized	1,636,800	1,133,300
Income tax expense	-	-

Deferred tax assets and liabilities and related valuation allowance as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	$	$
Deferred tax assets:
Net operating loss carryforwards	7,145,800	5,575,700

Deferred tax liabilities:
Capital assets	(45,500)	(56,500)

Net deferred tax assets before valuation allowance	7,100,300	5,519,200
Valuation allowance	(7,100,300)	(5,519,200)
Net deferred tax assets (liabilities)	-	-

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

NOTE 14 – FAIR VALUE (continued)

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
December 31, 2012 and 2011

NOTE 17 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (restated)

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

Financial statement effect of the restatement:

The correction of the error resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $68,734 decrease to non-controlling interest for the year ended December 31, 2012; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest as at December 31, 2012.

The tables below shows the effects of the restatement on the consolidated balance sheet as of December 31, 2012 and the consolidated statement of operations, the consolidated statement of cash flows and consolidated statement of stockholders’ equity (deficiency) for the year ended December 31, 2012.

	As Previously		Restatement
	Reported	As Restated	Adjustments
	December 31,	December 31	December 31
	2012	2012	2012
CONSOLIDATED BALANCE SHEET
	$	$	$
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable and accrued charges	1,457,054	1,549,885	92,831
Total current liabilities	4,583,016	4,675,847	92,831
Stockholders' equity (deficiency)
Accumulated deficit	(14,558,159)	(14,629,698)	(71,539)
	(908,265)	(979,804)	(71,539)
Non-controlling interest	(449,806)	(471,098)	(21,292)
	(1,358,071)	(1,450,902)	(92,831)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

	As Previously		Restatement
	Reported	As Restated	Adjustment
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2012
CONSOLIDATED STATEMENT OF OPERATIONS
	$	$	$
Revenue
Sales	1,229,674	1,355,935	126,261
	1,229,674	1,355,935	126,261
Cost of Sales	656,542	923,076	266,534
Gross Profit	573,132	432,859	(140,273)
Net Loss Before Other Items	(3,261,272)	(3,401,545)	(140,273)
Net Loss Before Income Taxes	(4,700,780)	(4,841,053)	(140,273)
Net Loss Before Non-Controlling Interest	(4,703,334)	(4,843,607)	(140,273)
Non-Controlling Interest	(1,439,927)	(1,508,661)	(68,734)

Net Loss Attributable to Alternet Systems Inc.	(3,263,407)	(3,334,946)	(71,539)

Total Comprehensive Loss	(3,263,407)	(3,334,946)	(71,539)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2012
CONSOLIDATED STATEMENT OF CASH FLOWS
	$	$	$
Operating Activities
Net income attributable to Alternet Systems Inc.	(3,263,407)	(3,334,946)	(71,539)
Non-controlling interest	(1,439,927)	(1,508,661)	(68,734)
Changes in non-cash working capital:
Accounts payable and accrued charges	342,197	482,470	140,273

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2012	2012	2012
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
	$	$	$
Adjustment to non-controlling interest accounts payable	-	47,442	47,442
Non-controlling interest	(1,439,927)	(1,508,661)	(68,734)
Net Loss	(3,263,407)	(3,334,946)	(71,539)

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 18 – SUBSEQUENT EVENTS

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

On November 12, 2013, management of Alternet Systems, Inc. (the “Company”), after consultation with the Board of Directors, determined that the Company’s consolidated financial statements for year ended December 31, 2012 contained errors relating to the omission of material accruals at December 31, 2012 and should be restated accordingly. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as at December 31, 2012 and the year ended December 31, 2012.

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

Summary  Compensation  Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/SARs (#) (g)	LTIP payouts ($) (h)	All other Compensation ($) (i)
Henryk Dabrowski President and Chairman	2012 2011 2010	165,000 152,500 105,000	82,500 82,500 70,000	17,865 19,730 10,000	0 0 0	0 0 0	0 0 0	0 0 0
Fabio Alvino Director	2012 2011 2010	130,000 130,000 97,500	65,000 65,000 65,000	29,340 16,472 23,334	0 0 0	0 0 0	0 0 0	0 0 0
Robin Bjorklund Director	2012 2011 2010	0 0 102,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Viadero, CFO	2012 2011 2010	160,000 133,333 0	80,000 80,000 0	9,944 4,255 0	0 120,000 0	0 0 0	0 0 0	0 0 0

Name	Year	Salary	Bonus	Other Annual	Stock Award(s)	Securities	LTIP	All other
Henryk Dabrowski Paid in shares (pending) Paid in cash Paid in shares Paid in cash Paid in shares	2012 2011 2011 2010 2010	165,000 126,042 26,458 81,667 23,333	82,500 0 82,500 0 70,000	17,865 0 19,730 0 10,000	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

Fabio Alvino Paid in shares (pending) Paid in cash Paid in shares Paid in cash Paid in shares	2012 2011 2011 2010 2010	130,000 119,167 10,833 75,833 21,667	65,000 0 65,000 0 65,000	29,340 0 16,472 0 23,330	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

Robin Bjorklund Paid in shares	2010	102,000	0	0	0	0	0	0

Michael Viadero Paid in shares (pending) Paid in cash Paid in shares	2012 2011 2011	160,000 46,666 86,667	80,000 0 80,000	9,945 0 4,255	0 0 120,000	0 0 0	0 0 0	0 0 0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street Miami, FL 33143	President, Director	5,819,930	6.43%
Fabio Alvino 3225 Franklin Avenue, Villa 2, Miami, FL 33133	Vice President of Business Development, Director	4,454,592	4.92%
Robin Bjorklund 473-1027 Davie Street Vancouver BC V6E 4L2	Director	4,688,170	5.18%
Michael Viadero 3607 SW 37th Avenue Miami, Florida 33133	CFO	2,078,000	2.30%
Directors, Officers and 5% stockholders in total		34,798,796	34.03%

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

During the year ended December 31, 2012, the Company expensed a total of $807,500 (December 31, 2011 - $767,870) in consulting fees, investor relations and salaries paid to directors and officers of the Company. Of the amounts incurred, $445,417 (December 31, 2011 - $185,393) has been accrued, $113,958 (December 31, 2011 - $354,907) has been paid in cash, and $248,125 (December 31, 2011 - $227,570) has been paid through the issuance of shares. During the year, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the period.

During the year ended December 31, 2011, the Company issued 3,931,030 shares of the Company’s common stock valued at $480,536 to three directors of the Company for accrued consulting fees and investor relations and 1,539,000 shares of the Company’s common stock valued at $187,570 to three directors of the Company for consulting and management fees.

As at December 31, 2012, the Company held an accounts receivable from a company with a director in common with the Company for $789,565 (6,674,709 Venezuelan bolivar fuerte (“VEF”)) (December 31, 2011 - $1,552,258 (VEF 6,674,709). Of the total invoice, $399,735 (VEF 2,164,009) (December 31, 2011 - $1,049,000 (VEF 4,510,700)) is included in revenue, $Nil (December 31, 2011 - $388,628 (VEF 1,671,100)) is included in customer deposits, and $Nil (December 31, 2011 - $114,630 (VEF 492,909)) is included in deferred income. In addition, the Company owes this company $221,969 (VEF 3,329,532) (December 31, 2011 - $Nil) which is non-interest bearing and has no specific terms of repayment and is included in Due to related parties.

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
November 19, 2013

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