Form 10-Q/A
period 2012-06-30
ALTERNET SYSTEMS INC
filed 2013-12-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On November 12, 2013, management of Alternet Systems, Inc. (the “Company”), after consultation with the Board of Directors, determined that the Company’s consolidated financial statements for the quarter ended June 30, 2012 contained errors relating to the omission of material accruals at June 30, 2012 and should no longer be relied upon and be restated accordingly. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as at June 30, 2012.

In September 30, 2013, the Company agreed to accept invoices and credits notes valued at $266,534 and $47,442, respectively, from Utiba Pte. (“Uitba”), a non-controlling interest investor in ATS, for work performed on a revenue contract held by ATS during the Company’s 2012 fiscal year. The Company was unaware that Utiba had performed the services until Utiba had approached the Company during the Company’s 2013 third quarter. Additionally, Utiba agreed to accept an invoice valued at $126,261 from the Company for work performed by the Company on the same contract. Management initially had no intention of charging any amounts to Utiba; however, after being approached by Utiba, it was determined to be the best course of action for the Company as management has determined that cancellation of the revenue contract, which occurred during the period ended June 30, 2012, had in fact triggered revenue recognition and recognition of the related costs of revenues in accordance with accounting principles generally accepted in the United States of America. Given that the results of these transactions have been assessed as material to the previously issued financial statements as of June 30, 2012, management determined that an accounting error had occurred and therefore, restatement of this period is appropriate.

The corrections of errors as of June 30, 2012 resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $61,868 decrease to non-controlling interest; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest.

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

Part I – Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part I – Item 1 (Financial Statements and Supplementary Data), have been amended from the Original Filing as a result of the restatement.

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

ALTERNET SYSTEMS INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS (as restated)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (as restated)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (as restated)
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (as restated)
NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
As at June 30, 2012 and December 31, 2011
	(restated)
	June 30,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$40,544	$77,312
Accounts receivable	1,875,700	2,215,586
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	451,424	335,010
	2,371,668	2,631,908
Fixed assets (Note 3)	330,057	142,408
Intellectual property (Note 4)	1,600,000	1,600,000

TOTAL ASSETS	$4,301,725	$4,374,316

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$1,259,702	$1,802,876
Wages payable	530,643	321,285
Accrued taxes	612,226	505,833
Customer deposits (Note 2)	613,855	655,828
Deferred income (Note 2)	328,503	359,400
Other loans payable (Note 5)	222,780	2,448
Due to related parties (Note 5 and 9)	106,738	50,040
Current portion of long-term debt (Note 6)	93,410	-
Current portion of capital leases (Note 7)	48,129	44,499
	3,815,986	3,742,209
Long term debt (Note 6)	135,556	-
Capital leases (Note 7)	6,428	23,142
TOTAL LIABILITIES	3,957,970	3,765,351

STOCKHOLDERS' EQUITY
Capital stock (Note 8) Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 83,165,788 common shares (2011 - 74,171,826)	829	738
Additional paid-in capital	13,011,152	11,171,559
Private placement subscriptions (Note 8)	480,362	630,362
Obligation to issue shares	14,625	113,333
Deficit	(13,465,715)	(11,626,148)
	41,253	289,844
Non-controlling interest	302,502	319,121
TOTAL STOCKHOLDERS' EQUITY	343,755	608,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,301,725	$4,374,316

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	(restated)		(restated)
	2012	2011	2012	2011
REVENUE
Sales	$343,276	$52,377	$402,561	$76,844
COST OF SALES
Direct cost of sales	342,599	23,155	380,566	50,648
GROSS PROFIT	677	29,222	21,995	26,196

OPERATING EXPENSES
Bad debt	853	-	853	3,023
Bank charges and interest	102,688	16,051	115,605	34,631
Depreciation	26,714	8,862	37,385	9,041
Interest on long-term debt and capital leases	4,955	1,971	7,292	1,971
Investor relations	120	315	26,490	40,410
Licenses, dues, and insurance	2,232	2,732	2,753	2,732
Management and consulting	358,466	192,813	690,361	333,730
Marketing	983	3,500	17,664	5,300
Office and general	9,106	17,038	22,267	21,976
Professional fees	71,463	69,251	163,900	109,057
Rent	32,659	18,683	64,355	36,306
Salaries	240,221	324,029	468,185	569,930
Telephone and utilities	13,247	5,562	30,144	10,301
Travel	42,572	46,270	90,893	83,279
TOTAL OPERATING EXPENSES	906,279	707,077	1,738,147	1,261,687

NET LOSS BEFORE OTHER ITEMS	(905,602)	(677,855)	(1,716,152)	(1,235,491)

OTHER ITEMS
Customer fees	-	70	-	166
Loss on foreign exchange	(252,972)	(179)	(253,147)	(317)
Interest income	511	2,231	878	2,231
Loss on debt settlement	(67,234)	(143,953)	(603,808)	(143,953)
Decrease in derivative liability	-	(49,411)	-	(165,734)
	(319,695)	(191,242)	(856,077)	(307,607)

NET LOSS BEFORE INCOME TAXES	(1,225,297)	(869,097)	(2,572,229)	(1,543,098)

INCOME TAXES	520	-	2,399	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(1,225,817)	$(869,097)	$(2,574,628)	$(1,543,098)

NON-CONTROLLING INTEREST	(414,010)	(169,566)	(735,061)	(294,057)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(811,807)	$(699,531)	$(1,839,567)	$(1,249,041)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED COMMON SHARES OUTSTANDING	81,427,561	56,405,558	79,761,052	52,745,185

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	June 30,
	(restated)
	2012	2011

OPERATING ACTIVITIES
Net loss from operations attributable to Alternet Systems Inc.	$(1,839,567)	$(1,249,041)
Non-controlling interest	(735,061)	(294,057)
Add: Items Not Affecting Cash
Depreciation	37,385	9,041
Shares for services	49,500	310,500
Shares for debt	-	831,144
Deferred compensation	-	58,582
(Gain) loss on debt settlement	603,808	143,953
Changes In Non-Cash Working Capital:
Accounts receivable	339,886	225,807
Prepaids and deposits	(116,414)	(10,612)
Accounts payable and accrued charges	184,268	(465,254)
Wages payable	209,358	(91,332)
Accrued taxes	106,393	92,189
Customer deposits	(41,973)	40,200
Deferred income	(30,897)	47,521
Due to related parties	56,698	20,725
	(1,176,616)	(330,634)

INVESTING ACTIVITIES
Acquisition of fixed assets	(225,034)	(115,866)
Acquisition of intellectual property	-	(100,000)
	(225,034)	(215,866)

FINANCING ACTIVITIES
Change in loans payable	322,798	(26,737)
Change in capital leases	(13,084)	72,843
Change in long-term debt	228,966	-
Net proceeds on sale of common stock and subscriptions	750,000	693,500
Share issue costs	(8,996)	-
Warrants issued	85,198	-
	1,364,882	739,606

NET CHANGE IN CASH DURING THE PERIOD	(36,768)	193,106

CASH, BEGINNING OF PERIOD	77,312	13,718

CASH, END OF PERIOD	$40,544	$206,824

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					(restated)				(restated)
			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Balance December 31, 2010	48,219,648	483	7,860,223	145,362	(9,016,091)	(79,832)	108,000	(165,662)	(114,164)	(1,261,681)

Issuance of common stock for debt at $0.155 per share - February 25, 2011	1,220,363	12	189,144	-	-	-	-	-	-	189,156

Issuance of common stock for debt at $0.13 per share - April 12, 2011	2,214,276	22	287,834	-	-	-	-	-	-	287,856

Issuance of common stock for debt at $0.13 per share - April 19, 2011	1,498,000	15	194,726	-	-	-	-	-	-	194,741

Issuance of common stock for services at $0.13 per share - April 19, 2011	1,289,000	13	167,557	-	-	-	-	-	-	167,570

Issuance of common stock for debt at $0.13 per share - April 21, 2011	444,079	4	57,726	-	-	-	-	-	-	57,730

Issuance of common stock for services at $0.13 per share - April 21, 2011	600,000	6	77,994	-	-	-	(78,000)	-	-	-

Issuance of common stock for services at $0.12 per share - May 3, 2011	1,500,000	15	179,985	-	-	-	(120,000)	-	-	60,000

Issuance of common stock for debt at $0.10 per share - May 13, 2011	1,016,613	10	101,651	-	-	-	-	-	-	101,661

Issuance of common stock for services at $0.12 per share - June 7, 2011	400,000	4	47,996	-	-	-	-	-	-	48,000

Issuance of common stock for services at $0.11 per share - June 8, 2011	250,000	3	27,497	-	-	-	-	-	-	27,500

Issuance of common stock for cash at $0.10 per share - June 15, 2011	3,333,333	33	499,967	-	-	-	-	-	-	500,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					(restated)				(restated)
			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total

Issuance of common stock for services at $0.11 per share - June 21, 2011	250,000	2	27,498	-	-	-	-	-	-	27,500

Issuance of common stock for services at $0.10 per share - July 7, 2011	250,000	2	24,998	-	-	-	(25,000)	-	-	-

Issuance of common stock for cash at $0.10 per share - July 14, 2011	1,935,000	19	193,481	(193,500)	-	-	-	-	-	-

Issuance of common stock for debt at $0.10 per share - July 14, 2011	252,934	2	25,291	-	-	-	-	-	-	25,293

Issuance of common stock for debt at $0.12 per share - July 20, 2011	2,265,207	23	271,802	-	-	-	-	-	-	271,825

Issuance of common stock for debt at $0.13 per share - July 25, 2011	133,304	1	17,329	-	-	-	-	-	-	17,330

Issuance of common stock for cash at $0.15 per share - August 2, 2011	600,000	6	89,994	-	-	-	-	-	-	90,000

Issuance of common stock for debt at $0.12 per share - August 2, 2011	733,333	7	87,993	-	-	-	-	-	-	88,000

Issuance of common stock for services at $0.11 per share - August 11, 2011	112,500	1	12,374	-	-	-	-	-	-	12,375

Issuance of common stock for services at $0.12 per share - August 16, 2011	112,500	1	13,499	-	-	-	-	-	-	13,500

Issuance of common stock for debt at $0.12 per share - September 15, 2011	500,000	5	59,995	-	-	-	-	-	-	60,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					(restated)				(restated)
			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Cancellation of common stock issued for services at $0.13 per share - April 19, 2011	(250,000)	(3)	(32,497)	-	-	16,250	-	-	-	(16,250)

Issuance of common stock for services at $0.14 per share - November 21, 2011	100,000	1	13,999	-	-	-	-	-	-	14,000

Issuance of common stock for services at $0.14 per share - November 22, 2011	112,500	1	15,749	-	-	-	-	-	-	15,750

Issuance of common stock for services at $0.14 per share - December 7, 2011	1,000,000	10	139,990	-	-	-	-	-	-	140,000

Issuance of common stock for cash at $0.15 per share - December 29, 2011	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

Issuance of common stock for debt at $0.17 per share - December 29, 2011	245,903	2	41,802	-	-	-	-	-	-	41,804

Share issue costs	-	-	(39,000)	-	-	-	-	-	-	(39,000)

Share subscriptions from prior years issued	500,000	5	14,995	(15,000)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	1,193,500	-	-	-	-	-	1,193,500

Services provided per term of contracts	-	-	-	-	-	76,082	-	-	-	76,082

Obligation to issue shares per consulting agreements	-	-	-	-	-	(12,500)	(10,000)	-	-	(22,500)

Obligation to issue shares per employment agreement	-	-	-	-	-	-	100,000	-	-	100,000

Obligation to issue shares per consulting agreement	-	-	-	-	-	-	25,000	-	-	25,000

Obligation to issue shares per Debt Settlement agreement	-	-	-	-	-	-	113,333	-	-	113,333

Subsidiary shares to be issued to non-controlling interest	-	-	-	-	-	-	-	-	1,250,000	1,250,000

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					(restated)				(restated)
			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Increase (decrease) in derivative liability	-	-	-	-	-	-	-	(165,734)	-	(165,734)
Non-controlling interest	-	-	-	-	-	-	-	-	(816,715)	(816,715)
Net loss for the year	-	-	-	-	(2,278,661)	-	-	-	-	(2,278,661)

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	(11,294,752)	-	113,333	(331,396)	319,121	608,965

Issuance of common stock for debt at $0.29 per share - February 22, 2012	60,000	1	17,399	-	-	-	-	-	-	17,400

Issuance of common stock for debt at $0.30 per share - March 5, 2012	2,138,358	21	641,486	-	-	-	(113,333)	-	-	528,174

Issuance of common stock for services at $0.31 per share - March 31, 2012	112,500	1	34,874	-	-	-	-	-	-	34,875

Issuance of common stock for debt at $0.28 per share - April 11, 2012	113,889	1	31,888	-	-	-	-	-	-	31,889

Issuance of common stock for debt at $0.24 per share - April 19, 2012	400,000	4	95,996	-	-	-	-	-	-	96,000

Issuance of common stock for debt at $0.25 per share - April 26, 2012	152,778	2	38,193	-	-	-	-	-	-	38,195

Issuance of common stock for debt at $0.22 per share - May 7, 2012	16,438	1	3,615	-	-	-	-	-	-	3,616

Issuance of common stock for cash at $0.15 per share - May 17, 2012	1,402,116	14	210,303	-	-	-	-	-	-	210,317

Issuance of common stock for cash at $0.15 per share - June 4, 2012	1,264,550	13	189,670	-	-	-	-	-	-	189,683

Share subscriptions from prior years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					(restated)				(restated)
			Additional	Private				Other	Non-
		Common	Paid in	Placement	Accumulated	Deferred	Obligation to	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Deficit	Compensation	Issue shares	Income	Interest	Total
Private placement subscriptions received	-	-	-	400,000	-	-	-	-	-	400,000
Private placement subscriptions cancelled	-	-	-	(50,000)	-	-	-	-	-	(50,000)
Share issue costs	-	-	(8,996)	-	-	-	-	-	-	(8,996)
Warrants issued for debt	-	-	85,198	-	-	-	-	-	-	85,198
Subsidiary shares to be issued to non-controlling interest	-	-	-	-	-	-	-	-	671,000	671,000
Obligation to issue shares per consulting agreement	-	-	-	-	-	-	14,625	-	-	14,625
Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	-	47,442	47,442
Non-controlling interest	-	-	-	-	-	-	-	-	(735,061)	(735,061)
Net loss for the year	-	-	-	-	(1,839,567)	-	-	-	-	(1,839,567)

Balance June 30, 2012	83,165,788	829	13,011,152	480,632	(13,134,319)	-	14,625	(331,396)	302,502	343,755

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

These consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2012 the Company had a working capital deficiency of $1,444,318. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments” , using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012 and December 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 ( Receivables Topic 310), which is effective upon issuance. This update defers the effective date of the disclosures required under ASU 2010-20 to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restricting as presented in proposed ASU update: Receivables (Topic 310) Clarifications to Accounting for Troubled Debt Restructurings by Creditors. This standard did not have an effect on the Company’s reported financial position or results of operations.

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

NOTE 11 – RESTATEMENT OF CONSOLIDATED INTERIM FINANCIAL STATEMENTS (restated)

Management, after consultation with the Board of Directors determined that the Company’s consolidated interim financial statements for period ended June 30, 2012 contained errors relating to the omission of material accruals at June 30, 2012 and should be restated and, accordingly, that the Original Filing should no longer be relied upon.

Financial statement effect of the restatement:

The correction of the error resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $68,734 decrease to non-controlling interest for the three and six month periods ended June 30, 2012; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest as at June 30, 2012.

The tables below shows the effects of the restatement on the consolidated balance sheet as of June 30, 2012, the consolidated statement of operations for the three and six months ended June 30, 2013 and the consolidated statement of cash flows and consolidated statement of stockholders’ equity (deficiency) for the period ended June 30, 2012.

	As Previously		Restatement
	Reported	As Restated	Adjustments
	June 30,	June 30,	June 30,
	2012	2012	2012
CONSOLIDATED BALANCE SHEET
	$	$	$
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable and accrued charges	1,166,871	1,259,702	92,831
Total current liabilities	3,723,155	3,815,986	92,831
Stockholders' equity (deficiency)
Accumulated deficit	(13,394,176)	(13,465,715)	(71,539)
	112,792	41,253	(71,539)
Non-controlling interest	323,794	302,502	(21,292)
	436,586	126,261	(92,831)

	As Previously		Restatement
	Reported	As Restated	Adjustment
	Three months	Three months	Three months
	ended	ended	ended
	June 30,	June 30,	June 30,
	2012	2012	2012
CONSOLIDATED STATEMENT OF OPERATIONS
	$	$	$
Revenue
Sales	217,015	343,276	126,261

Cost of Sales	76,065	342,599	266,534
Gross Profit	140,950	677	(140,273)
Net Loss Before Other Items	(765,329)	(905,602)	(140,273)
Net Loss Before Income Taxes	(1,085,024)	(1,225,297)	(140,273)
Net Loss Before Non-Controlling Interest	(1,085,544)	(1,225,817)	(140,273)
Non-Controlling Interest	(345,276)	(414,010)	(68,734)

Net Loss Attributable to Alternet Systems Inc.	(740,268)	(811,807)	(71,539)

Total Comprehensive Loss	(740,268)	(811,807)	(71,539)

	As Previously		Restatement
	Reported	As Restated	Adjustment
	Six months	Six months	Six months
	ended	ended	ended
	June 30,	June 30,	June 30,
	2012	2012	2012
CONSOLIDATED STATEMENT OF OPERATIONS
	$	$	$
Revenue
Sales	276,300	402,561	126,261

Cost of Sales	114,032	380,566	266,534
Gross Profit	162,268	21,995	(140,273)
Net Loss Before Other Items	(1,575,879)	(1,716,152)	(140,273)
Net Loss Before Income Taxes	(2,431,956)	(2,572,229)	(140,273)
Net Loss Before Non-Controlling Interest	(2,434,355)	(2,574,628)	(140,273)
Non-Controlling Interest	(666,327)	(735,061)	(68,734)

Net Loss Attributable to Alternet Systems Inc.	(1,768,028)	(1,839,567)	(71,539)

Total Comprehensive Loss	(1,768,028)	(1,839,567)	(71,539)

	Period ended	Period ended	Period ended
	June 30,	June 30,	June 30,
	2012	2012	2012
CONSOLIDATED STATEMENT OF CASH FLOWS
	$	$	$
Operating Activities
Net income attributable to Alternet Systems Inc.	(1,768,028)	(1,839,567)	(71,539)
Non-controlling interest	(666,327)	(735,061)	(68,734)
Changes in non-cash working capital:
Accounts payable and accrued charges	43,995	184,268	140,273

	Period ended	Period ended	Period ended
	June 30,	June 30,	June 30,
	2012	2012	2012
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(DEFICIENCY)
	$	$	$
Adjustment to non-controlling interest accounts payable	-	47,442	47,442
Non-controlling interest	(323,794)	(302,502)	(21,292)
Net Loss	(1,768,028)	(1,839,567)	(71,539)

NOTE 12 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Restatement

With this Amendment 1, we have restated the following previously filed consolidated interim financial statements, data and related disclosures: the consolidated balance sheet as at June 30, 2012, the consolidated statement of operations for the three and six months ended June 30, 2013 and the consolidated statement of cash flows and consolidated statement of stockholders’ equity (deficiency) for the six months ended June 30, 2012. See Note 11 to the consolidated interim financial statements, restated. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the amended consolidated interim financial statements and notes thereto for the fiscal period ended June, 2012, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that the Company’s consolidated interim financial statements for the period ended June 30, 2012 contained errors relating to the omission of material accruals at June 30, 2012.

The following MD&A reflects the restatements. For this reason, the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the three months ended June 30, 2012.

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

Six months Ended June 30, 2012 Compared to the Six months Ended June 30, 2011

Net Sales (restated)

For the six months ended June 30, 2012, the Company had $402,561 in sales compared to $76,844 for the corresponding period in 2011. Sales increased significantly in percentage terms (423%) but coming in well below the volume anticipated for the period as delays arose in closing qualified prospects of mobile commerce and mobile security license software by Alternet Transaction Systems, (DBA Utiba Americas) and International Mobile Security. Based on client feedback, management continues to anticipate closing such proposals during the current year. The delays were due in part to the long, complex, business to business sales cycle, the slow evolution of mobile money regulations in different countries, and delays not uncommon in the rollout of new technology. Additionally, in Utiba Americas, the transition from sales of software licenses to sale of Software as a Service (SaaS) adversely affected the timing of revenue recognition. In the former’s case, revenue reflects the one-time nature of the sale and is recognized at the time of the contract. SaaS revenue, on the other hand, is recognized over the term of the contract, typically being three to five years, based on the number of users and/or transactions. Management is cognizant of the timing issue and believes that the longer term and more reliable transactional revenue will generate significantly greater value to the Company. Moreover, the market for the Company’s SaaS offering is expected to be significantly greater than straight license sales.

Gross Profit (restated)

Gross profit was $21,995 in the six months ending June 30, 2012 compared to $26,196 in the six month period ending June 30, 2011, representing an decrease in gross profit for the period of $4,201. As noted up above, such results were well below anticipated performance.

Operating Expenses

For the six months ended June 30, 2012, the Company’s operating expenses increased ($1,738,147 in 2012 versus $1,261,687 in prior year, an increase of $476,460, or 38%) when compared to the prior year. The increase was attributable to the Company’s increased staffing and infrastructure growth required to properly address market opportunities and customer demand. This increase can best be seen in the year-over-year growth of the combined management and consulting and salary expenses ($1,158,546 in 2012 versus $903,660 in 2011, an increase of $254,886, or 28%). The management and consulting and salary expense increase accounts for 54% of the total $476,460 increase in operating expenses. Another 12% of the increase in operating expenses is attributable to professional fees, which reached $163,900 in 2012 versus $109,057.

Accounts payable totaled $1,259,702 and accounts receivable were $1,875,700 at June 30, 2012

Net Loss (restated)

For the six months ended June 30, 2012, the Company had a net loss of $1,839,567 or $(0.02) per share, which was an increase of $590,526 when compared to the net loss for the corresponding prior year period of $1,249,041 or $(0.01) per share. The higher loss was primarily due to increased operating expenses, foreign exchange losses of $253,147 (an increase of $252,830, versus $317 in the prior year) primarily attributable to operations in Venezuela, and higher loss on debt settlement (an increase of $459,855). The latter reflects the accounting loss, recorded on the date of such events, based on fair market value (refer to Note 2) and.

Interest and other expenses

As shown in operating expenses, for the six months ended June 30, 2012, the Company had interest expense of $115,605, including the $85,198 of warrants (refer to Note 8c) compared with $34,631 for the corresponding period to June 30, 2011.

Liquidity and Capital Resources (restated)

The Company had current assets including cash on hand of $2,371,668 as at June 30, 2012 ($1,070,800 at June 30, 2011).

The Company had a working capital deficiency of $1,444,318 at June 30, 2012 ($1,083,435 at June 30, 2011). Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its operating subsidiaries, Alternet Transaction Systems (DBA Utiba Americas), and International Mobile Security (IMS).

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
December 16, 2013

By: /s/ Michael Viadero
Michael Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
December 16, 2013