Form 10-Q/A
period 2012-09-30
ALTERNET SYSTEMS INC
filed 2013-12-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

On November 12, 2013, management of Alternet Systems, Inc. (the “Company”), after consultation with the Board of Directors, determined that the Company’s consolidated financial statements for the quarter ended September 30, 2012 contained errors relating to the omission of material accruals at September 30, 2012 and should no longer be relied upon and be restated accordingly. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as at September 30, 2012.

In September 30, 2013, the Company agreed to accept invoices and credits notes valued at $266,534 and $47,442, respectively, from Utiba Pte. (“Uitba”), a non-controlling interest investor in ATS, for work performed on a revenue contract held by ATS during the Company’s 2012 fiscal year. The Company was unaware that Utiba had performed the services until Utiba had approached the Company during the Company’s 2013 third quarter. Additionally, Utiba agreed to accept an invoice valued at $126,261 from the Company for work performed by the Company on the same contract. Management initially had no intention of charging any amounts to Utiba; however, after being approached by Utiba, it was determined to be the best course of action for the Company as management has determined that cancellation of the revenue contract, which occurred during the period ended June 30, 2012, had in fact triggered revenue recognition and recognition of the related costs of revenues in accordance with accounting principles generally accepted in the United States of America. Given that the results of these transactions have been assessed as material to the previously issued financial statements as of September 30, 2012, management determined that an accounting error had occurred and therefore, restatement of this period is appropriate.

The corrections of errors as of September 30, 2012 resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $61,868 decrease to non-controlling interest; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended September 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited – Prepared by Management)

CONSOLIDATED INTERIM BALANCE SHEETS (as restated)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (as restated)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (as restated)

CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (as restated)

NOTES TO CONSOLIDATED INTERM FINANCIAL STATEMENTS (as restated)

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)
As at September 30, 2012 and December 31, 2011

	(restated)
	September 30	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$13,034	$77,312
Accounts receivable	1,789,478	2,215,586
Share subscriptions receivable	4,000	4,000
Prepaids and deposits	389,674	335,010
Deferred financing costs	88,409	-
	2,284,595	2,631,908
Fixed assets (Note 3)	309,939	142,408
Intellectual property (Note 4)	1,600,000	1,600,000

TOTAL ASSETS	$4,194,534	$4,374,316

LIABILITIES

Current Liabilities
Accounts payable and accrued charges	$1,222,303	$1,802,876
Wages payable	695,669	321,285
Accrued taxes	677,387	505,833
Customer deposits (Note 2)	563,855	655,828
Deferred income (Note 2)	280,186	359,400
Other loans payable (Notes 5 and 9)	341,516	2,448
Due to related parties (Notes 5 and 9)	367,356	50,040
Current portion of long-term debt (Note 6)	129,029	-
Current portion of capital leases (Note 7)	41,602	44,499
Derivative liability (Note 5)	73,659	-
	4,392,562	3,742,209
Long term debt (Note 6)	99,937	-
Capital leases (Note 7)	6,856	23,142
TOTAL LIABILITIES	4,499,355	3,765,351

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 8)
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 86,606,607 common shares (2011 - 74,171,876)	863	738
Additional paid-in capital	13,446,635	11,171,559
Private placement subscriptions (Note 8)	480,362	630,362
Obligation to issue shares	-	113,333
Deficit	(14,189,699)	(11,626,148)
	(261,839)	289,844
Non-controlling interest	(42,982)	319,121
TOTAL STOCKHOLDERS' EQUITY
(DEFICIENCY)	(304,821)	608,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,194,534	$4,374,316

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
			(restated)
	2012	2011	2012	2011
REVENUE
Sales	$176,591	$60,606	$579,152	$137,450
Sales discounts	-	-	-	(8,656)
TOTAL REVENUE	176,591	60,606	579,152	128,794
COST OF SALES
Direct cost of sales	162,268	48,138	542,834	98,786
GROSS PROFIT	14,323	12,468	36,318	30,008
OPERATING EXPENSES
Bad debt	-	-	853	3,023
Bank charges and interest	52,905	10,087	168,510	44,718
Depreciation	27,940	13,395	65,325	22,436
Financing costs	6,829	-	6,829	-
Interest on long-term debt and capital leases	1,930	1,726	9,222	3,697
Investor relations	120	120	26,610	40,530
Licenses, dues, and insurance	628	450	3,381	3,182
Management and consulting	570,602	169,110	1,260,963	502,840
Marketing	1,033	4,068	18,697	9,368
Office and general	8,551	27,872	30,818	49,848
Professional fees	43,508	129,144	207,408	238,201
Rent	30,930	22,577	95,285	58,883
Salaries	334,629	231,259	802,814	801,189
Telephone and utilities	14,165	9,275	44,309	19,576
Travel	40,645	65,866	131,538	149,145
TOTAL OPERATING EXPENSES	1,134,415	684,949	2,872,562	1,946,636

NET LOSS BEFORE OTHER ITEMS	(1,120,092)	(672,481)	(2,836,244)	(1,916,628)

OTHER ITEMS
Customer fees	-	21	-	187
Gain (loss) on foreign exchange	5,763	(37)	(247,384)	(354)
Interest income	504	-	1,382	2,231
Gain (loss) on debt settlement	22,778	(147,865)	(581,030)	(291,818)
Increase (decrease) in derivative liability	21,579	-	21,579	(165,734)
	50,624	(147,881)	(805,453)	(455,488)

NET LOSS BEFORE INCOME TAXES	(1,069,468)	(820,362)	(3,646,495)	(2,372,116)

INCOME TAXES	-	-	2,399	-

NET LOSS BEFORE NON-CONTROLLING INTEREST	$(1,069,468)	$(820,362)	$(3,644,096)	$(2,372,116)

NON-CONTROLLING INTEREST	(345,484)	(235,264)	(1,080,545)	(529,321)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FOR THE PERIOD	$(723,984)	$(585,098)	$(2,563,551)	$(1,842,795)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)
WEIGHTED COMMON SHARES OUTSTANDING	84,334,030	66,608,356	81,296,505	57,417,023

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	(restated)
	2012	2011

OPERATING ACTIVITIES
Net loss from operations attributable to Alternet Systems Inc.	$(2,563,551)	$(1,842,795)
Non-controlling interest	(1,080,545)	(529,321)
Add: Items Not Affecting Cash
Depreciation	65,325	22,436
Shares for services	63,000	336,375
Shares for debt	-	1,261,092
Deferred compensation	-	74,832
Loss on debt settlement	581,030	291,818
Changes In Non-Cash Working Capital:
Accounts receivable	426,108	533,495
Prepaids and deposits	(54,664)	(14,329)
Accounts payable and accrued charges	219,415	(615,234)
Wages payable	704,410	(128,690)
Accrued taxes	171,554	149,762
Customer deposits	(91,973)	(31,800)
Deferred income	(79,214)	104,895
Due to related parties	317,316	(84,042)
	(1,321,789)	(471,506)

INVESTING ACTIVITIES
Acquisition of fixed assets	(232,856)	(139,502)
Acquisition of intellectual property	-	(100,000)
	(232,856)	(239,502)

FINANCING ACTIVITIES
Change in loans payable	469,132	(336,410)
Change in capital leases	(19,183)	77,590
Change in long-term debt	228,966	-
Derivative liability	73,659	-
Deferred financing costs	(88,409)	-
Net proceeds on sale of common stock and subscriptions	750,000	1,183,500
Share issue costs	(8,996)	(15,000)
Warrants issued	85,198	-
	1,490,367	909,680

NET CHANGE IN CASH DURING THE PERIOD	(64,278)	198,672

CASH, BEGINNING OF PERIOD	77,312	13,718

CASH, END OF PERIOD	$13,034	$212,390

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

The accompanying notes are an integral part of these financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

							(restated)		(restated)
			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total

Issuance of common stock for services at $0.12 per share - August 14, 2012	112,500	1	13,499	-	-	(14,625)	-	-	-	(1,125)

Issuance of common stock for services at $0.13 per share - August 20, 2012	112,500	1	14,624	-	-	-	-	-	-	14,625

Issuance of common stock for debt at $0.12 per share - August 29, 2012	1,125,393	11	135,036	-	-	-	-	-	-	135,047

Issuance of common stock for debt at $0.13 per share – September 4, 2012	2,031,461	20	264,070	-	-	-	-	-	-	264,090

Share subscriptions from prior years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-

Private placement subscriptions received	-	-	-	400,000	-	-	-	-	-	400,000

Private placement subscriptions cancelled	-	-	-	(50,000)	-	-	-	-	-	(50,000)

Share issue costs	-	-	(8,996)	-	-	-	-	-	-	(8,996)

Warrants issued for debt	-	-	85,198	-	-	-	-	-	-	85,198

Obligation to issue shares per consulting agreement	-	-	-	-	-	14,625	-	-	-	14,625

Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	-	671,000	671,000

Increase (decrease) in derivative liability	-	-	-	-	-	-	-	21,579	-	21,579

Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	-	47,442	47,442

Non-controlling interest	-	-	-	-	-	-	-	-	(1,080,545)	(1,080,545)

Net loss for the period	-	-	-	-	-	-	(2,585,130)	-	-	(2,585,130)

Balance September 30, 2012	86,606,607	863	13,446,635	480,632	-	-	(13,879,882)	(309,817)	(42,982)	(304,821)

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

These consolidated interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2012 the Company had a working capital deficiency of $2,107,967. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations.

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

NOTE 11 – RESTATEMENT OF CONSOLIDATED INTERIM FINANCIAL STATEMENTS (restated)

Management, after consultation with the Board of Directors determined that the Company’s consolidated interim financial statements for period ended September 30, 2012 contained errors relating to the omission of material accruals at June 30, 2012 and should be restated and, accordingly, that the Original Filing should no longer be relied upon.

Financial statement effect of the restatement:

The correction of the error resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $68,734 decrease to non-controlling interest for the nine month period ended September 30, 2012; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest as at September 30, 2012.

The tables below shows the effects of the restatement on the consolidated balance sheet as of September 30, 2012, the consolidated statement of operations, the consolidated statement of cash flows and consolidated statement of stockholders’ equity (deficiency) for the nine months ended September 30, 2012.

	As Previously		Restatement
	Reported	As Restated	Adjustments
	September 30,	September 30,	September 30,
	2012	2012	2012
CONSOLIDATED BALANCE SHEET
	$	$	$
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities
Accounts payable and accrued charges	1,129,472	1,222,303	92,831
Total current liabilities	4,299,731	4,395,562	92,831
Stockholders' equity (deficiency)
Accumulated deficit	(14,118,160)	(14,189,699)	(71,539)
	(190,300)	(261,839)	(71,539)
Non-controlling interest	(21,690)	(42,982)	(21,292)
	(211,990)	(304,821)	(92,831)

	As Previously		Restatement
	Reported	As Restated	Adjustment
	Nine months	Nine months	Nine months
	ended	ended	ended
	September 30,	September 30,	September 30,
	2012	2012	2012
CONSOLIDATED STATEMENT OF OPERATIONS
	$	$	$
Revenue
Sales	452,891	579,152	126,261

Cost of Sales	276,300	542,834	266,534
Gross Profit	176,591	36,318	(140,273)
Net Loss Before Other Items	(2,695,971)	(2,836,244)	(140,273)
Net Loss Before Income Taxes	(3,501,424)	(3,641,697)	(140,273)
Net Loss Before Non-Controlling Interest	(3,503,823)	(3,644,096)	(140,273)
Non-Controlling Interest	(1,011,811)	(1,080,545)	(68,734)

Net Loss Attributable to Alternet Systems Inc.	(2,492,012)	(2,563,551)	(71,539)

Total Comprehensive Loss	(2,492,012)	(2,563,551)	(71,539)

	Period ended	Period ended	Period ended
	September 30,	September 30,	September 30,
	2012	2012	2012
CONSOLIDATED STATEMENT OF CASH FLOWS
	$	$	$
Operating Activities
Net income attributable to Alternet Systems Inc.	(2,492,012)	(2,563,551)	(71,539)
Non-controlling interest	(1,011,811)	(1,080,545)	(68,734)
Changes in non-cash working capital:
Accounts payable and accrued charges	79,142	219,415	140,273

	Period ended	Period ended	Period ended
	September 30,	September 30,	September 30,
	2012	2012	2012
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(DEFICIENCY)
	$	$	$
Adjustment to non-controlling interest accounts payable	-	47,442	47,442
Non-controlling interest	(21,690)	(42,982)	(21,292)
Net Loss	(2,492,012)	(2,563,551)	(71,539)

NOTE 12 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Restatement

With this Amendment 1, we have restated the following previously filed consolidated interim financial statements, data and related disclosures: the consolidated balance sheet as at September 30, 2012, the consolidated statement of operations for the nine months ended September 30, 2013 and the consolidated statement of cash flows and consolidated statement of stockholders’ equity (deficiency) for the nine months ended September 30, 2012. See Note 11 to the consolidated interim financial statements, restated. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the amended consolidated interim financial statements and notes thereto for the fiscal period ended September 30, 2012, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that the Company’s consolidated interim financial statements for the period ended September 30, 2012 contained errors relating to the omission of material accruals at June 30, 2012.

The following MD&A reflects the restatements. For this reason, the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the three months ended September 30, 2012.

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

Nine months Ended September 30, 2012 Compared to the nine months Ended September 30, 2011

Net Sales (restated)

For the nine months ended September 30, 2012, the Company had $579,152 in net sales compared to $128,794 for the corresponding period in 2011. Sales increased significantly in percentage terms (349%) but coming in well below the volume anticipated for the period as delays arose in closing qualified prospects of mobile commerce and mobile security license software by Alternet Transaction Systems, (DBA Utiba Americas) and International Mobile Security. Contract negotiations and/or project implementations are proceeding. Additionally discussions with major new clients have been initiated with the high likelihood of finalizing contracts in near term, most likely in the beginning of 2013.

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

Gross Profit (restated)

Gross profit was $36,318 in the nine months ending September 30, 2012 compared to $30,008 in the nine month period ending September 30, 2011, representing an increase in gross profit for the period of $6,310. As noted up above, such results were well below anticipated performance.

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

Accounts payable totaled $1,222,303 and accounts receivable were $1,789,478 at September 30, 2012

Net Loss (restated)

For the nine months ended September 30, 2012, the Company had a net loss of $2,563,551 or $(0.03) per share, which was an increase of $720,756 when compared to the net loss for the corresponding prior year period of $1,842,795. The higher loss was primarily due to increased operating expenses, foreign exchange losses of $247,384 (an increase of $247,030, versus $354 in the prior year) primarily attributable to operations in Venezuela, and higher loss on debt settlement (an increase of $289,212). The latter reflects the accounting loss, recorded on the date of such events, based on fair market value (refer to Note 2).

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

The Company had a working capital deficiency of $2,107,967 at September 30, 2012 ($977,784 at September 30, 2011). Management of the Company has determined that the Company’s ability to continue as a going concern is dependent on raising additional capital and achieving increased sales of its operating subsidiaries, Alternet Transaction Systems (DBA Utiba Americas), and International Mobile Security (IMS).

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