Form 10-K/A
period 2012-12-31
ALTERNET SYSTEMS INC
filed 2013-12-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K / A

Amendment No. 2

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

None.

EXPLANATORY NOTE

      Alternet Systems, Inc. (“we,” “us,” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 filed on April 15, 2013 (the “Original Filing”) to restate its consolidated financial statements and related financial information. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as at December 31, 2012 and the year ended December 31, 2012 as discussed below and in Note 17 to the accompanying restated consolidated financial statements. Other than as set forth herein, this Amendment No. 2 to Form 10-K does not reflect subsequent events occurring after the filing of the Original Filing.

     On November 12, 2013, management of Alternet Systems, Inc. (the “Company”), after consultation with the Board of Directors, determined that the Company’s consolidated financial statements for year ended December 31, 2012 contained errors relating to the omission of material accruals at December 31, 2012 and should no longer be relied upon and be restated accordingly. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as at December 31, 2012 and the year ended December 31, 2012.

     In September 30, 2013, the Company agreed to accept invoices and credits notes valued at $266,534 and $47,442, respectively, from Utiba Pte. (“Uitba”), a non-controlling interest investor in ATS, for work performed on a revenue contract held by ATS during the Company’s 2012 fiscal year. The Company was unaware that Utiba had performed the services until Utiba had approached the Company during the Company’s 2013 third quarter. Additionally, Utiba agreed to accept an invoice valued at $126,261 from the Company for work performed by the Company on the same contract. Management initially had no intention of charging any amounts to Utiba; however, after being approached by Utiba, it was determined to be the best course of action for the Company as management has determined that cancellation of the revenue contract, which occurred during the period ended June 30, 2012, had in fact triggered revenue recognition and recognition of the related costs of revenues in accordance with accounting principles generally accepted in the United States of America. Given that the results of these transactions have been assessed as material to the previously issued financial statements as of December 31, 2012, management determined that an accounting error had occurred and therefore, restatement of that period is appropriate.

     The corrections of errors resulted in a $126,621 increase to sales, $266,534 increase to cost of sales, and $68,734 decrease to non-controlling interest for the year ended December 31, 2012; and a $92,831 increase to accounts payable and accrued charges and $21,292 decrease to non-controlling interest as at December 31, 2012.

     The corrections of errors did not impact the consolidated balance sheet as at December 31, 2011 or the consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 2011. The impact to the Quarterly Reports on Form 10-Q for the periods ended March 31, 2013 and June 30, 2013 was not material. The consolidated balance sheets at March 31, 2013 and June 30, 2013 were impacted by a $92,831 increase in accounts payable and accrued charges, a $21,292 decrease to non-controlling interest, and a $71,539 decrease to accumulated deficit. There was no material impact to the consolidated statements of operations and cash flows for the periods ended three and six months, March 31, 2013 and June 30, 2013, respectively.

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

Net Sales (restated)

For the year ending December 31, 2012, the Company had net sales of $1,355,935 versus $1,210,766, for the prior year, an 11% increase. While the Company signed two license sales contracts in the fourth quarter of 2012, only one sale was recorded in the year. ATS has experienced continued challenges in closing other large complex projects, due to their scope and size. The Company accrues these sales on a performance basis, so additional revenues will be recorded as they are deemed delivered.

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

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
April 15, 2013, Except for note 17 and the related changes as to which the Date is December 16, 2013

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 17 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (restated)

Management, after consultation with the Board of Directors determined that the Company’s consolidated financial statements for year ended December 31, 2012 contained errors relating to the omission of material accruals at December 31, 2012 and should be restated and, accordingly, that the Original Filing should no longer be relied upon.

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

By: /s/ Henryk Dabrowski	By: /s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
December 16, 2013	Officer)
December 16, 2013