Form 10-K
period 2013-12-31
ALTERNET SYSTEMS INC
filed 2014-03-31
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2013 was $8,186,037.93 based on a $0.09 closing price for the Common Stock on June 28, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 97,050,731 as of March 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE

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

2009 – to 2013 Focus on Mobile Financial Services and Security

Since late 2009, the Company had focused its investment and operational expertise on the mobile value added services markets of mobile financial transactions and security, through two new subsidiaries. These subsidiaries, Alternet Transaction Systems, Inc. (d/b/a Utiba Americas, which is 49% owned by Utiba Pte, Ltd) and International Mobile Security (IMS, which is 40% owned by General Services Holding LLC) were launched within the fiscal year 2010. The new lines of business and Company focus were intended to provide new revenue streams and profitability from the high growth segments of the mobile value added service market, namely mobile financial services and mobile security. Growth of both of these market segments was driven by the exponential adoption of mobile phones which in 2012 reached more than 70%, of the global population, with a total of 5 billion phones.

Effective on October 15, 2013, the Company, Utiba Pte Ltd (“Utiba”), Alternet Transaction Systems Inc. (“ATS”) and Utiba Guatemala S.A., a wholly owned subsidiary of ATS, (“Utiba Guatemala”) entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba, as described below (“ATS Transaction”). Consummation of the transactions set out in the APA are conditions upon the approval of the shareholders of the Company.

The Company operates its mobile financial services sales business through ATS, a Florida corporation, as a joint venture entity currently owned 51% by the Company and 49% by Utiba, and which does business as Utiba Americas

Utiba is a software developer and professional services provider of a mobile financial services software for the telecommunications, banking and financial services industry.

The shareholders of Utiba (the “Utiba Sellers”) have also agreed to sell the entire issued share capital of Utiba.

Overview of the ATS Transaction and Consideration Payable

The transaction, which was subject to the approval of the shareholders of the Company, involved the following components:

1.

The sale pursuant to the Asset Purchase Agreement by ATS of substantially all of its business and assets to Utiba (including the assumption by Utiba of certain liabilities related to such business and assets), in consideration for up to $3,100,000 in cash (the "Cash Purchase Price") subject to certain adjustments related to certain net receivables or liabilities, as the case may be, and reduction to the extent of certain tax liabilities of ATS. The amount of $300,000 of the Cash Purchase Price will be held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement.

2.

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000;

3.	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement, in consideration for a payment in cash on Closing of $200,000;

4.	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

The maximum aggregate consideration, including contingent earn-out consideration that ATS and the Company realized in connection with the ATS Transaction is approximately $5,500,000. The consideration payable under the Asset Purchase Agreement was subject to adjustment and certain deductions.

A Special Meeting of Shareholders was held on February 21, 2014 and the necessary approval was obtained with over 99% of the votes cast voting in favor. On March 4, 2014 the ATS Transaction was finalized.

Accordingly, much of the comments made related to 2013 and prior will no longer be applicable to the Company post the ATS Transaction.

For 2014, Alternet will transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency and the mobile and digital security fields. Our goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

Alternet has evolved from a technology company developing educational content delivery software to an organization highly skilled in new payments technology, with future interests in digital currency, micro payments, and secure mobile financial transactions.

In 2014, the Company’s expected milestones are:

  to enter into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven (refer to Note 16 in the Consolidated Financial Statements – Subsequent Events);
  to provide end to end security for digital currencies;
  to launch the digital currency bank, fully compliant with government regulations, FX exchange capabilities;
  to invest in micro payment services to the unbanked and global diasporas;
  to invest in alternative financial services to the retail industry emerging markets;
  to attract key talent specialized in the digital economy; and
  to prepare to up-list into a national exchange.

2013

The Company competed in two distinct industries, mobile financial services and mobile security. In mobile financial services, the Company had unique features in its product offerings and was considered a global pioneer and market leader, consistently ranked by independent surveys amongst the top three in the world. The Company’s technology had been developed and improved over numerous years and provided clients with a complete suite of applications and functionality that addressed all current market applications and usage. The Company was geographically focused on the entire Western Hemisphere (North, Central and South America and the Caribbean), it was the market leader in terms of deployments.

Nevertheless, the Company competed with significantly larger companies that are better financed. However, these competitors, while larger, are not entirely focused on mobile financial services resulting in opportunities for the Company to leverage its greater experience, flexibility and agility to garner business and market share. Over the last couple of years there had been market consolidation resulting in smaller companies, with market name recognition, being absorbed by larger organizations eager to capture market share and/or obtain technology. This trend is expected to continue over the foreseeable time horizon. The Company was one of the last independent players in the industry with name recognition, market share and proven technology.

2014 and Beyond

In light of the slowing in the number of projects as well as the lengthening of the time for projects to become profitable, continued consolidation by large, well-capitalized concerns with global reach, extensive sales and marketing functions and substantial R&D budgets is expected. Benefitting from existing large customer bases product cross-selling and bundling of services, as appropriate, will be necessary to gain market share afforded through pricing flexibility. Industry participants with single product offerings will be at a significant disadvantage and relegated to niche markets and segments.

Research and Development

The Company spent a judicious amount in research and development expenditures. In mobile financial services, the Company primarily relied on its joint-venture partner’s longstanding and continued research and development, and as needed, purchases the necessary technology. In 2011, the Company purchased $1.5 million in intellectual property from Utiba Pte. The intellectual property encompassed all applications and functionality of Utiba’s platform, permitting the Company to offer comprehensive services to clients. In mobile security, the Company had its own proprietary technology and was in constant development to address client and market needs. Further product development and refinement in mobile security was required.

Employees

The Company’s staff decreased in 2013, partly reflecting the pending sale of assets and business of Utiba Americas. At year-end 2013, total staff stood at 12 (20 in 2012). The Company continues to outsource contract work as appropriate.

Item 1A.    Risk Factors

Note required for Smaller Reporting Companies.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our corporate headquarters are leased and are located at 2665 S. Bayshore Dr., Suite 305, Miami Florida, 33133. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Item 3.      Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2013, the full amount has been accrued and is included in accounts payable.

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

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters Market for Common Stock

The Company’s securities trade on the NASD’s OTCQB under the symbol “ALYI”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2013	HIGH	LOW

First Quarter	$0.18	$0.09
Second Quarter	$0.13	$0.09
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.06	$0.03

2012	HIGH	LOW

First Quarter	$0.38	$0.14
Second Quarter	$0.30	$0.13
Third Quarter	$0.19	$0.11
Fourth Quarter	$0.17	$0.12

Holders of Common Stock

On December 31, 2013, there were 95,737,389 shares outstanding. There are 122 security holders, both held directly and through institutions or stock brokerage firms.

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

During the year ended December 31, 2013, the Company:

  issued 1,140,590 common shares valued at $145,388 for employment incentives in accordance with employment agreements;
  issued 2,840,596 common shares valued at $199,048 for legal, consulting, and investor relations services rendered;
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation; and
  issued 2,000,000 common shares valued at $100,000 for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation.

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

Convertible Debenture Notes

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the year ended December 31, 2013, $8,596 (2012 – $18,067) of the debt discount was amortized. As of December 31, 2013, $50,051 (2012 - $37,364) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the year ended December 31, 2013, $17,419 (2012 - $18,581) of the debt discount was amortized. As of December 31, 2013, $67,118 (2012 - $44,175) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the year ended December 31, 2013, $49,741 (2012 - $30,259) of the debt discount was amortized. As of December 31, 2013, $88,986 (2012 - $31,881) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the year ended December 31, 2013, $58,667 of the debt discount was amortized. As of December 31, 2013, $87,474 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the year ended December 31, 2013, $16,667 of the debt discount was amortized. As of December 31, 2013, $53,452 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

Other Loans Payable

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $2,864 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same.

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $6,324 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same.

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $11,365 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same.

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013. All other terms remained the same. The note is past due and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $1,036 (2012 - $874 for all three previous promissory notes) of interest relating to this loan. The balance owed is included in due to related parties.

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

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. The note was not repaid by January 31, 2013; as a result, $18,856 of unpaid interest was capitalized to the principal resulting in a total principal balance outstanding of $252,003 which is incurring a late payment charge of 0.10% per day on any unpaid balances. As of December 31, 2013, the Company has accrued $75,507 of late payment charges which is included in the outstanding principal and interest balance of $309,274 (2012 - $14,104 of interest in a principal and interest balance of $247,251). The loan was repaid in full subsequent to the year end.

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $3,839 (2012 - $1,137) of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by its maturity date; as such, a late payment charge is being accrued on the unpaid principal and interest of $104,959. On December 9, 2013, the Company paid the creditor $15,000 towards the late payment charges. As of December 31, 2013, the Company has accrued $13,260 (2012- $1,178) of interest relating to this loan. The loan was repaid in full subsequent to the year end.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by May 18, 2013 and continues to accrue interest at the rate of 10% per annum. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. The loan was repaid in full subsequent to the year end.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $1,517 (2012 - $185) of interest relating to this loan.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on July 23, 2013. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. The loan was repaid in full subsequent to the year end.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. On August 8, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $104,959 under the previous promissory note and extended the maturity date to February 4, 2014. The note was not repaid by February 4, 2014 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $4,198 of interest relating to this loan.

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. On August 28, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to February 24, 2014. As of December 31, 2013, the Company has accrued $1,812 of interest relating to this loan. The Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $55,082 and extended the maturity to February 24, 2015.

On July 24, 2013, the Company signed a new promissory note with a creditor which capitalized the unpaid principal and interest on two separate loans totaling $164,295 under previous promissory notes and extended the maturity date to January 20, 2014. The note was not repaid by January 20, 2014 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $7,247 (2012 - $1,178 on the previous promissory note) of interest relating to this loan. The loan was repaid in full subsequent to the year end.

On October 15, 2013, the Company signed a new promissory note with a creditor for a total of $500,000 which is to be disbursed to the Company in three tranches: Tranche A - $200,000 (received in November 2013); Tranche B - $150,000 (received in December 2013); and Tranche C - $150,000 (received in subsequently in January 2014). The note matures on April 15, 2014 and bears interest at 5% per annum. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS as is required in order for the shareholding of the creditor, when added to the 49% shareholding of Utiba, be equal to 52.57% of the entire issued share capital of ATS. As of December 31, 2013, the balance on the loan was $351,382 which includes $1,382 of accrued interest. The loan was repaid in full subsequent to the year end.

Long –Term Debt

On August 5, 2013, the Company signed a new promissory note with a creditor for a total of $550,000 which was to be disbursed to the Company in three tranches: Tranche A - $100,000 (received in June 2013); Tranche B - $200,000 by August 31, 2013 (received $100,000 in August 2013 and $100,000 in September 2013); and Tranche C - $250,000 by September 30, 2013 (outstanding as it has not yet been received by the Company). The note matures on December 31, 2015 and bears interest at 10% per annum with 5% per annum being capitalized to the loan and 5% per annum being payable in cash at each disbursements’ respective anniversary date. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS at two times the principal amount outstanding with an exercise price being equal to ATS’s capital stock and paid in capital for the month immediately prior to the Event of Default divided by the total outstanding shares of ATS of the same month. As of December 31, 2013, the balance on the loan was $312,667 which includes $12,667 of accrued interest.

The loan was repaid in full subsequent to the year end.

Recent Issuance of Non- Restricted Securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2013.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

2013 and Historical

Overview

Alternet Systems, Inc. operated in two distinct industries, mobile financial services and mobile security.  In mobile financial services, the Company had unique features in its product offerings and was considered a global pioneer and market leader, consistently ranked by independent surveys amongst the top three in the world.  The Company’s technology had been developed and improved over numerous years and provided clients with a complete suite of applications and functionality that addressed all current market applications and usage.  The Company was geographically focused on the entire Western Hemisphere (North, Central and South America and the Caribbean), it was the market leader in terms of deployments.

Mobile Financial Services

In 2010, the Company launched its mobile financial and mobile commerce suite of services, which it offered in equity partnership with leading mobile financial services software developer, Utiba Pte.. Utiba Americas enjoyed exclusive rights to the Utiba software platform for the Americas region, sold as a software license, or as a hosted service, also known as Software as a Service (SaaS).

Demand for our mobile financial transaction services was driven by the widespread adoption of mobile phone service and the existence of large segments of the global population which possess a mobile phone, but do not possess a bank account. The global mobile commerce industry was in its early growth and adoption stages and several successful initiatives had been launched worldwide by our competitors. We believe that as wireless usage expands, the demand for our services would grow.

Since launching in 2010, the Company had implemented mobile financial service solutions in Bolivia, Colombia, Ecuador, Guatemala, and Honduras. Revenue would come from organic growth of its existing operations, primarily from its hosted service, and the Company’s robust sales pipeline with many qualified opportunities throughout the region. The Company also benefited from its name recognition and reputation, being one of the leading names in mobile financial services.

Sales and marketing was accomplished through the Company’s existing sales staff, who contact potential clients directly, and through agent sales, channel partners, trade shows, and industry associations. Marketing materials such as brochures, web sites, and technical specifications were continuously updated with an increased emphasis being placed on its offerings for specific vertical industries, specifically the telecom, financial, government and utilities sectors.

The Company had been successful in capturing a leading market share in regional deployments and was widely recognized as having among the broadest and most robust product offerings. In 2012, the Company was awarded a multi country license sale agreement with Digicel Group, with an initial launch in Haiti, as well as the sale of a license to Astra Holdings, S.A. a Central America mobile payment service provider, that initially launched in Honduras and was to expand into 5 Central America countries. It also successfully launched in January 2013, the electronic top up platform for Corporación Digitel S.A. a mobile network operator in Venezuela, and in August 2013 the Mobile Commerce platform in Haiti, for Digicel.

The SaaS product offering had successfully garnered key clients in Guatemala, Bolivia, México and Latin America. The Company was working in several other projects with a regional player with a multi country reach. The Company continued to receive widespread interest as it was negotiating several SaaS proposals with regional banks and mobile payment service providers prior to the ATS Transaction discussed in Note 8 of the financial statements.

ATS also continued to actively work with MasterCard operations in Latin America, developing a joint offering leveraging the brands strength and Utiba’s market presence.

Digital and Mobile Security Software and Services

International Mobile Security (IMS) finalized the acquisition of proprietary technology in early 2011 and was positioned to offer software and security products in the global market segments of law enforcement, corporate, and consumer sales. Sales efforts have been conducted in-house and through value added resellers. Drivers of demand include smart phones and mobile tablet computers.

In 2013 activities in IMS were wound down, except for opportunities through Delma. IMS is expected to be restructured in 2014 with the inclusion of additional services and products securing financial transactions and digital currency.

Effective on October 15, 2013, the Company, Utiba, ATS and Utiba Guatemala entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba. For more details refer to the Company History and Business in PART 1. A Special Meeting of Shareholders was held on February 21, 2014 and the necessary approval was obtained with over 99% of the votes cast voting in favor. On March 4, 2014 the ATS Transaction was finalized.

In 2014 Alternet will transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency and the mobile and digital security fields. Our goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

The new vision of Alternet is to accelerate the future of money through the creation of a digital bank, building security around the digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency

Our new product and service will offer consumers and business’s the cost savings and speed associated with the internet while being compliant with anti-money laundering procedures currency in place at US brokerage firms and banks

Alternet has stayed competitive—not because we are perfect—but because we make progress. Progress is about getting better, being better, doing better. We are mission based. Alternet technology and people, move, communicate, protects and empower the world.

The difficult part about progress is that great results take time. But, the pay-back can be huge. Strategic investments in revolutionary new products that have come to market in the past few years, are based on big bet technologies, years in the making and delivered ahead of the competition.

Alternet’s vision is based on the following principles

Cloud based, secure, regulatory compliant, global currencies are needed to service this emerging market. As the usage and dependence of Smart Mobile Devices continues to increase there will be a need for more intelligent and effective Money.

In 2014, the Company’s expected milestones are:

  to enter into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven (refer to Note 16 in the Consolidated Financial Statements – Subsequent Events);
  to provide end to end security for digital currencies;
  to launch the digital currency bank, fully compliant with government regulations, FX exchange capabilities;
  to invest in micro payment services to the unbanked and global diasporas;
  to invest in alternative financial services to the retail industry emerging markets;
  to attract key talent specialized in the digital economy; and
  to prepare to up-list into a national exchange.

In 2014 we have entered into a relationship with VEN and Hub Culture to become a VEN Authority. This relationship will allow us to become an issuer of the VEN Currency on a global basis, leveraging the experience and the strength of this Digital Currency. We expect to start generating revenues from the sale of the currency, by the end of the second quarter 2014.

VEN is a global digital currency traded in international financial markets and originally used by members of a social network service, Hub Culture, to buy, share, and trade knowledge, goods, and services. The value of Ven is determined on the financial markets from a basket of currencies, commodities and carbon futures.[2] It trades against major currencies at floating exchange rates.

Hub Culture is an invitation-led social network service that operates the global digital currency Ven, and according to its website, is "the first to merge online and physical world environments. It was founded in November 2002. The Hub Culture group of companies is privately held with offices in Bermuda, Hong Kong, London and New York, with a network of knowledge brokers in over 20 locations worldwide. The web site is www.hubculture.com.

We will actively participate in the industry associations and promoting organizations, expecting to have an active involvement. We will also seek speaking and industry show participation, promoting our new initiatives.

Results of Operations

Results of Operations are for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and two majority owned subsidiaries. Alternet has a controlling interest in both ATS subsidiaries.

Net Sales

For the year ended December 31, 2013, the Company had net sales of $3,141 versus $22,961, for the prior year The low sales was a result of the Company focusing its efforts on Utiba, which was classified as a discontinued operation at December 31, 2013. All revenue earned by Utiba was included in discontinued operations.

IMS continued to underperform and management is reviewing various options, including divestiture, reorganization or merger opportunities.

Selling, General and Administrative Expenses

The operating and administrative expenses for the year ended December 31, 2013 totaled $1,505,881 as compared to $1,257,103 for the year ended December 31, 2012. The table below details the major changes in administrative expenditures for the year ended December 31, 2013 as compared to the corresponding year ended December 31, 2012.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012
Bad debts	Decrease of $14,228	Fewer accounts deemed uncollectible in 2013.
Investor relations	Increase of $90,811	More activity providing greater information to shareholders and other investors.
Management and consulting	Increase of $346,299	Increase in management wages during 2013 due to bonuses being accrued.
Office and general	Decrease of $31,453	Decreased hosting fees incurred by IMS during 2013 because of decrease in sales. The hosting service was not required.
Professional fees	Decrease of $25,164	Decrease in overall legal services needed because fewer contracts required legal review.
Salaries	Decrease of $105,129	Decreased number of employees due to decreased sales and increased consultants used.

Interest and Other Expenses

The Company’s interest expense increased to $403,603 for the year ended December 31, 2013 compared to $245,878 the previous year due to the increase in loans received by the Company during the year, and the recording of increased financing costs from $66,905 in 2012 to $151,090 in 2013 relating to convertible debentures.

Net Loss

For the year ended December 31, 2013, the Company had a comprehensive loss attributable to Alternet Systems, Inc. from continuing operations of $1,872,719 or ($0.02) per share and an overall net and comprehensive loss of $3,310,183 or ($0.04) per share, a decrease of 0.80% and 0.74% respectively, when compared to the corresponding year December 31, 2012 which had a net loss from continuing operations of $1,887,839 or ($0.02) per share and an overall net and comprehensive loss of $3,334,946 or $(0.04) per share.

Liquidity and Capital Resources

As of December 31, 2013, the Company had no cash in the bank and no outstanding accounts receivable. At December 31, 2013, the Company had a working capital deficiency of $5,168,849. Subsequent to the year end, the Company closed the ATS Transaction, detailed in the Discontinued Operations section below, which injected approximately $4.9 million of cash into the Company.

The Company will be pursuing additional financing to fund ongoing operations and new initiatives. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,466,546 at December 31, 2013 compared to accounts payable of $1,240,798 at December 31, 2012. Accounts receivable decreased to $Nil for 2013 versus $19,233 for 2012.

Discontinued Operations

Effective October 15, 2013, the Company, Utiba, ATS, and Utiba Guatemala entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba, as described below (“ATS Transaction”). Consummation of the transactions set out in the APA are conditions upon the approval of the shareholders of the Company.

Overview of the ATS Transaction and Consideration Payable

The transaction involves the following components:

1

The sale pursuant to the Asset Purchase Agreement by ATS of substantially all of its business and assets to Utiba (including the assumption by Utiba of certain liabilities related to such business and assets), in consideration for up to $3,100,000 in cash (the "Cash Purchase Price") subject to certain adjustments related to certain net receivables or liabilities, as the case may be, and reduction to the extent of certain tax liabilities of ATS. The amount of $300,000 of the Cash Purchase Price will be held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement;

2

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000;

3	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000;

4	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

On March 4, 2014, the ATS Transaction closed with the Company receiving $4,918,974 in proceeds. An additional $667,264 is being held in escrow to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement

As of December 31, 2013, the associated assets and liabilities of the consolidated ATS business have been classified as held for sale and are presented below:

	2013	2012
	$	$
ASSETS
Cash	44,107	9,464
Accounts receivable, net of allowance for doubtful accounts of $789,565 (2012 - $154,845)	301,991	1,230,214
Prepaid cost of sales	25,056	108,382
Deposits and other assets	40,500	31,858
Fixed assets, net of accumulated amortization of $119,006 (2012 - $116,025)	137,170	277,942
Intellectual property	1,500,000	1,500,000

CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,048,824	3,157,860

LIABILITIES
Accounts payable and accrued charges	555,914	309,087
Deferred income	153,150	288,688
Long-term debt	69,039	235,138
Capital leases	5,042	35,071

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	783,145	867,984

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the years ended December 31, 2013 and 2012:

	2013	2012
	$	$
Revenue	1,185,912	1,332,974
Cost of Sales	1,136,976	923,076
Gross Margin	48,936	409,898
Operating Expenses	2,894,209	2,715,030
Net Loss Before Other Items	(2,845,273)	(2,305,132)
Other Items	44,970	(532,335)
Net Loss Before Non-Controlling Interest	(2,800,303)	(2,837,467)
Non-Controlling Interest	(1,362,819)	(1,390,349)

Discontinued Operations for Alternet Systems, Inc.	(1,437,484)	(1,447,107)

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the years ended December 31, 2013 and 2012:

	2013	2012
	$	$
Operating Activities	(142,495)	(1,476,026)
Financing Activities	(196,127)	(83,519)

Cash Flows From Discontinued Operations	(338,622)	(1,559,545)

All other Disclosures in this Report that were impacted by this discontinued operation have been reclassified accordingly.

Plan of Operations

Management is currently reviewing the strategic fit of International Mobile Security (IMS), provider of mobile security solutions, within the Company’s overall vision and business focus. While the market for IMS’ products, primarily the government, law enforcement and, to a lesser degree, corporate segments, appears to be large and growing, IMS’ product offering needs further refinement and development. Similarly, significantly more management time will be required to address the current challenges and well as additional resources, which may distract from the Company’s primary focus.

For 2014 Alternet will transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency and the mobile and digital security fields. Our goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

The new vision of Alternet is to accelerate the future of money through the creation of a digital bank, building security around the digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency

Our new product and service will offer consumers and businesses the cost savings and speed associated with the internet while being compliant with anti-money laundering procedures in place at US brokerage firms and banks

In 2014, the Company’s expected milestones are:

  to enter into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven (refer to Note 16 in the Consolidated Financial Statements – Subsequent Events);
  to provide end to end security for digital currencies;
  to launch the digital currency bank, fully compliant with government regulations, FX exchange capabilities;
  to invest in micro payment services to the unbanked and global diasporas;
  to invest in alternative financial services to the retail industry emerging markets;
  to attract key talent specialized in the digital economy; and
  to prepare to up-list into a national exchange.

Conclusion

The Company is entering into its next phase which will leverage the experience and knowledge in mobile technology and financial services to provide solutions in the digital currency and the mobile and digital security fields. Investments in these fields are underway.

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charges related to long-lived assets during the year ended December 31, 2013 and 2012.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company recognized any impairment charge of $100,000 (2012 - $Nil) related to indefinite lived intangible assets during the year ended December 31, 2013.

Revenue Recognition

The Company entered into sales arrangements that may provide for multiple deliverables to a customer. Software sales may include the sale of a software license, implementation/customization services, and/or ongoing support services.

In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Licenses, support fees, and hosted services have standalone value as such services are often sold separately. In determining whether implementation/customization services have standalone value, the Company considers the following factors for each agreement: availability of the services from other vendors, the nature of the services, the timing of when the services contract was signed in comparison to the services start date, and the contractual dependence of the customization service on the customer’s satisfaction with the implementation/customization services work.

To date, the Company has concluded that all of the services included in multiple-deliverable arrangements executed have standalone value when multiple deliverables included in an arrangement are separated into different units of accounting. The arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

The Company has not established VSOE for a majority of its revenue due to lack of pricing consistency, the customer specific requests, and other factors. Accordingly, the Company uses its BESP to determine the relative selling price.

The Company determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the geographic area where services are sold, its market strategy, historic contractually stated prices and prior relationships, and future service sales with certain customers. The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the market strategy. As the Company’s market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices.

Revenue was recognized upon delivery or when services were performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer, and collection was reasonably assured. Persuasive evidence of a sales arrangement existed upon execution of a written sales agreement or signed purchase order that constituted a fixed and legally binding commitment between the Company and the buyer. Specifically, revenue from the sale of licenses is recognized when the title of the license transfers to the customer while revenue from implementation/customization services performed is recognized upon successful completion of a User Acceptance Test (“UAT”). If a successful UAT was never achieved and the sales arrangement was cancelled, the Company recognized any deferred revenue not required to be refunded to the customer.

The Company’s payment terms vary by client. To reduce credit risk in connection with software license and support sales, the Company may, depending upon the circumstances, require significant deposits prior to delivery. In some circumstances, the Company may require payment in full for its products prior to delivery.

For support and hosted services, the Company sold customers service agreements that were recorded as deferred revenue and provided for payment in advance on either an annual or other periodic basis. Revenue for these support services was recognized ratable over the term of the agreement.

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

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company’s financial instruments, consisting of accounts receivable, checks in excess of bank balances, accounts payable and accrued liabilities, wages payable, accrued taxes, other loans payable, stock-based compensation, warrants, and due to related parties, approximate their fair value due to the relatively short maturity of these instruments.

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

At December 31, 2013, Nil (2012 - 6,009,863) warrants were excluded from the loss per share calculation as their effect would be anti-dilutive.

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

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. Management does not anticipate that the accounting pronouncement did not have any material future effect on our consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This accounting pronouncement did not have any material future effect on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Audit Report

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
	$	$
ASSETS

Current Assets
Accounts receivable, net	-	19,233
Deposits and other assets	21,785	21,785
Current assets of discontinued operations	2,048,824	3,157,860
Total current assets	2,070,609	3,198,878
Fixed assets, net	2,733	3,862
Intellectual property	-	100,000

TOTAL ASSETS	2,073,342	3,302,740

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Checks issued in excess of bank balance	168	3,713
Accounts payable and accrued charges	1,466,546	1,240,798
Wages payable	1,672,273	821,628
Accrued payroll taxes	1,671,353	921,347
Other loans payable, net of beneficial conversion feature	1,543,509	642,796
Due to related parties	102,464	255,376
Current liabilities of discontinued operations	783,145	867,984
Total current liabilities	7,239,458	4,753,642
Long term debt	312,667	-
	7,552,125	4,753,642

Stockholders' equity (deficiency)
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 95,737,389 common shares (2012 - 89,056,203)	957	890
Additional paid-in capital	14,453,693	13,849,991
Private placement subscriptions	130,362	130,362
Obligation to issue shares	2,800	-
Deferred compensation	(113,125)	-
Accumulated other comprehensive income	(331,332)	(331,349)
Accumulated deficit	(17,939,881)	(14,629,698)
	(3,796,526)	(979,804)
Non-controlling interest	(1,682,257)	(471,098)
	(5,478,783)	(1,450,902)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	2,073,342	3,302,740

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2013 and 2012

	2013	2012
	$	$

REVENUE	3,141	22,961

OPERATING EXPENSES
Bad debts	7,646	21,874
Bank charges	2,438	9,324
Depreciation	1,129	1,603
Investor relations	146,346	55,535
Licenses, dues, and insurance	3,565	893
Management and consulting	635,430	289,131
Marketing	3,830	3,793
Office and general	22,458	53,911
Professional fees	229,968	255,132
Rent	33,874	40,990
Salaries	384,405	489,534
Telephone and utilities	13,939	16,259
Travel	20,853	19,124
	1,505,881	1,257,103

NET LOSS BEFORE OTHER ITEMS	(1,502,740)	(1,234,142)

OTHER ITEMS
Interest expense	(403,603)	(245,878)
Gain on foreign exchange	100,601	51,380
Interest income	-	1,875
Impairment of intellectual property	(100,000)	-
Loss on debt settlement	-	(579,375)
Forgiveness and adjustment of old accounts payable	18,425	-
	(384,577)	(771,998)

NET LOSS FROM CONTINUING OPERATIONS	(1,887,317)	(2,006,140)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	(14,618)	(118,301)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(1,872,699)	(1,887,839)

DISCONTINUED OPERATIONS	(1,437,484)	(1,447,107)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(3,310,183)	(3,334,946)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and 2012

	2013	2012
	$	$
OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	(3,310,183)	(3,334,946)
Non-controlling interest	(14,618)	(118,301)
Add items not affecting cash
Depreciation	1,129	1,603
Interest accrued	266,626	85,953
Bad debt expense	7,646	21,874
Shares for services	344,436	261,676
Reversal of shares for services	-	(140,000)
Warrants issued in debt settlement	-	85,198
Accretion of debt discount	151,090	66,905
Unrealized foreign exchange (gain) loss	(55,040)	-
Deferred compensation	91,875	-
Loss on debt settlement	-	579,375
Impairment of intellectual property	100,000	-
Changes in non-cash working capital:
Accounts receivable	11,587	142,376
Deposits and other assets	-	2,895
Accounts payable and accrued charges	394,826	957,168
Wages payable	779,987	897,847
Accrued payroll taxes	750,006	415,514
Due to related parties	(99,879)	205,336
Net cash (used in) operating activities	(580,512)	130,473

FINANCING ACTIVITIES
Proceeds from loans payable	1,013,000	759,438
Payments for loans payable	(69,338)	(20,000)
Checks issued in excess of bank balance	(3,545)	3,713
Net proceeds on sale of common stock and subscriptions	-	627,699
Share issue costs	(21,000)	(8,996)
Net cash provided by financing activities	919,117	1,361,854

EFFECT OF EXCHANGE RATES ON CASH	17	47

CASH FLOWS FROM CONTINUING OPERATIONS	338,622	102,014
CASH FLOWS FROM DISCONTINUED OPERATIONS	(338,622)	(1,559,545)
NET DECREASE IN CASH DURING THE YEAR	-	(67,171)

CASH, BEGINNING OF YEAR	-	67,171

CASH, END OF YEAR	-	-

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total
		$	$	$	$	$	$	$	$	$

Balance December 31, 2011	74,171,826	738	11,171,559	630,362	-	113,333	(11,294,752)	(331,396)	319,121	608,965

Shares issued for debt settlements	5,978,317	60	1,210,284	-	-	(113,333)	-	-	-	1,097,011
Shares issued for services	1,572,728	15	261,661	-	-	-	-	-	-	261,676
Shares issued for cash	4,999,999	50	627,649	-	-	-	-	-	-	627,699
Cancellation of shares issued for services	(1,000,000)	(6)	(139,994)	-	-	-	-	-	-	(140,000)
Share subscriptions from prior
years issued	3,333,333	33	499,967	(500,000)	-	-	-	-	-	-
Share issue costs	-	-	(8,996)	-	-	-	-	-	-	(8,996)
Warrants issued for debt	-	-	85,198	-	-	-	-	-	-	85,198
Beneficial conversion features	-	-	142,663	-	-	-	-	-	-	142,663
Foreign exchange translation adjustment	-	-	-	-	-	-	-	47	-	47
Subsidiary shares issued to non- controlling interest	-	-	-	-	-	-	-	-	671,000	671,000
Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	-	47,442	47,442
Non-controlling interest	-	-	-	-	-	-	-	-	(1,508,661)	(1,508,661)
Net loss	-	-	-	-	-	-	(3,334,946)	-	-	(3,334,946)

Balance December 31, 2012	89,056,203	890	13,849,991	130,362	-	-	(14,629,698)	(331,349)	(471,098)	(1,450,902)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private				Other	Non-
		Common	Paid in	Placement	Deferred	Obligation to	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	Issue shares	Deficit	Income	Interest	Total
		$	$	$	$	$	$	$	$	$

Balance December 31, 2012	89,056,203	890	13,849,991	130,362	-	-	(14,629,698)	(331,349)	(471,098)	(1,450,902)

Shares issued for services	6,681,186	67	549,369	-	(205,000)	-	-	-	-	344,436
Share issue costs	-	-	(21,000)	-	-	-	-	-	-	(21,000)
Beneficial conversion features	-	-	75,333	-	-	-	-	-	-	75,333
Services provided per terms of the contract	-	-	-	-	91,875	-	-	-	-	91,875

Obligation to issue shares	-	-	-	-	-	2,800	-	-	-	2,800
Foreign exchange translation adjustment	-	-	-	-	-	-	-	17	-	17
Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	-	166,278	166,278
Non-controlling interest	-	-	-	-	-	-	-	-	(1,377,437)	(1,377,437)
Net loss	-	-	-	-	-	-	(3,310,183)	-	-	(3,310,183)

Balance December 31, 2013	95,737,389	957	14,453,693	130,362	(113,125)	2,800	(17,939,881)	(331,332)	(1,682,257)	(5,478,783)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc., through its subsidiaries (“Alternet” or the “Company”), provides leading edge mobile financial solutions and mobile security and related solutions. The former are offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter are offered globally. As detailed in Note 16, Subsequent Events, the Company, with the ATS Transaction detailed in Note 8, Discontinued Operations,, will be changing considerably in 2014 and beyond. Accordingly, comments related to 2013 will not necessarily be applicable to future years.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2013 the Company had a working capital deficiency of $5,168,849 (2012 - $1,554,764). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are prepared in US dollars unless otherwise noted.

Principles of Consolidation

These consolidated financial statements include the accounts of the following companies:

  Alternet Systems Inc.
  AI Systems Group, Inc., a wholly owned subsidiary of Alternet
  Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
  Alternet Transactions Systems (“ATS”), Inc., a 51% owned subsidiary of Alternet
  Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Fixed assets are recorded at cost and depreciated at the following rates:

Computer equipment	-	30% declining balance basis
Computer software	-	30% declining balance basis
Equipment	-	20% declining balance basis

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charges related to long-lived assets during the year ended December 31, 2013 and 2012.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company recognized an impairment charge of $100,000 (2012 - $Nil) related to indefinite lived intangible assets during the year ended December 31, 2013.

Revenue Recognition

The Company entered into sales arrangements that may provide for multiple deliverables to a customer. Software sales may include the sale of a software license, implementation/customization services, and/or ongoing support services.

In order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately. Licenses, support fees, and hosted services have standalone value as such services are often sold separately. In determining whether implementation/customization services have standalone value, the Company considers the following factors for each agreement: availability of the services from other vendors, the nature of the services, the timing of when the services contract was signed in comparison to the services start date, and the contractual dependence of the customization service on the customer’s satisfaction with the implementation/customization services work.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

To date, the Company has concluded that all of the services included in multiple-deliverable arrangements executed have standalone value when multiple deliverables included in an arrangement are separated into different units of accounting. The arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

The Company has not established VSOE for a majority of its revenue due to lack of pricing consistency, the customer specific requests, and other factors. Accordingly, the Company uses its BESP to determine the relative selling price.

The Company determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of the Company’s transactions, the geographic area where services are sold, its market strategy, historic contractually stated prices and prior relationships, and future service sales with certain customers. The determination of BESP is made through consultation with and approval by the Company’s management, taking into consideration the market strategy. As the Company’s market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes in selling prices.

Revenue was recognized upon delivery or when services were performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer, and collection was reasonably assured. Persuasive evidence of a sales arrangement existed upon execution of a written sales agreement or signed purchase order that constituted a fixed and legally binding commitment between the Company and the buyer. Specifically, revenue from the sale of licenses is recognized when the title of the license transfers to the customer while revenue from implementation/customization services performed is recognized upon successful completion of a User Acceptance Test (“UAT”). If a successful UAT was never achieved and the sales arrangement was cancelled, the Company recognized any deferred revenue not required to be refunded to the customer.

The Company’s payment terms vary by client. To reduce credit risk in connection with software license and support sales, the Company may, depending upon the circumstances, require significant deposits prior to delivery. In some circumstances, the Company may require payment in full for its products prior to delivery. For support and hosted services, the Company sold customers service agreements that were recorded as deferred revenue and provided for payment in advance on either an annual or other periodic basis. Revenue for these support services was recognized ratable over the term of the agreement.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company’s financial instruments, consisting of accounts receivable, checks in excess of bank balances, accounts payable and accrued liabilities, wages payable, accrued payroll taxes, other loans payable, stock-based compensation, warrants, and due to related parties, approximate their fair value due to the relatively short maturity of these instruments.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

At December 31, 2013, Nil (2012 - 6,009,863) warrants were excluded from the loss per share calculation as their effect would be anti-dilutive.

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

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. This accounting pronouncement did not have any material effect on our consolidated financial statements.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for interim and annual periods beginning after December 15, 2013. This update standardizes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This accounting pronouncement did not have any material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – FIXED ASSETS

		December 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	319,700	1,233
Computer software	75,128	73,866	1,262
Equipment	10,576	10,338	238

	406,637	403,904	2,733

		December 31, 2012
		Accumulated	Net Book
	Cost	Depreciation	Value

Computer equipment	320,933	319,171	1,762
Computer software	75,128	73,325	1,803
Equipment	10,576	10,279	297

	406,637	402,775	3,862

Depreciation expense in 2013 and 2012 was $1,129 and $1,603, respectively.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties of which $100,000 was due upon signing of the agreement. As of December 31, 2013, the Company had $68,900 (2012 - $68,900) included in accounts payable and accrued charges relating to this agreement. As the Company has not been able to derive any revenues from the intellectual properties, management decided to impair the assets at December 31, 2013.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the year ended December 31, 2013, $8,596 (2012 – $18,067) of the debt discount was amortized. As of December 31, 2013, $50,051 (2012 - $37,364) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the year ended December 31, 2013, $17,419 (2012 - $18,581) of the debt discount was amortized. As of December 31, 2013, $67,118 (2012 - $44,175) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the year ended December 31, 2013, $49,741 (2012 - $30,259) of the debt discount was amortized. As of December 31, 2013, $88,986 (2012 - $31,881) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the year ended December 31, 2013, $58,667 of the debt discount was amortized. As of December 31, 2013, $87,474 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due 2013 and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the year ended December 31, 2013, $16,667 of the debt discount was amortized. As of December 31, 2013, $53,452 of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due 2013 and continues to accrue interest at the rate of 10% per annum.

Other Loans Payable

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $2,864 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same.

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $6,324 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $11,365 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same.

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013. All other terms remained the same. The note was not repaid by December 29, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $1,036 (2012 - $874 for all three previous promissory notes) of interest relating to this loan. The balance owing is included in due to related parties.

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
December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. The note was not repaid by January 31, 2013; as a result, $18,856 of unpaid interest was capitalized to the principal resulting in a total principal balance outstanding of $252,003 which is incurring a late payment charge of 0.10% per day on any unpaid balances. As of December 31, 2013, the Company has accrued $75,507 of late payment charges which is included in the outstanding principal and interest balance of $309,274 (2012 - $14,104 of interest in a principal and interest balance of $247,251). The loan was repaid in full subsequent to the year end.

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $3,839 (2012 - $1,137) of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by its maturity date; as such, a late payment charge is being accrued on the unpaid principal and interest of $104,959. On December 9, 2013, the Company paid the creditor $15,000 towards the late payment charges. As of December 31, 2013, the Company has accrued $13,260 (2012- $1,178) of interest relating to this loan. The loan was repaid in full subsequent to the year end.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by May 18, 2013 and continues to accrue interest at the rate of 10% per annum. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. Refer to the promissory note dated July 24, 2013 for further details. The loan was repaid in full subsequent to the year end.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $1,517 (2012 - $185) of interest relating to this loan.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on July 23, 2013. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. Refer to the promissory note dated July 24, 2013 for further details. The loan was repaid in full subsequent to the year end.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. On August 8, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $104,959 under the previous promissory note and extended the maturity date to February 4, 2014. The note was not repaid by February 4, 2014 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $4,198 of interest relating to this loan.

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. On August 28, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to February 24, 2014. As of December 31, 2013, the Company has accrued $1,812 of interest relating to this loan. The Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $55,082 and extended the maturity to February 24, 2015.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On July 24, 2013, the Company signed a new promissory note with a creditor which capitalized the unpaid principal and interest on two separate loans totaling $164,295 under previous promissory notes and extended the maturity date to January 20, 2014. The note was not repaid by January 20, 2014 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $7,247 (2012 - $1,178 on the previous promissory note) of interest relating to this loan. The loan was repaid in full subsequent to the year end.

On October 15, 2013, the Company signed a new promissory note with a creditor for a total of $500,000 which is to be disbursed to the Company in three tranches: Tranche A - $200,000 (received in November 2013); Tranche B - $150,000 (received in December 2013); and Tranche C - $150,000 (received in subsequently in January 2014). The note matures on April 15, 2014 and bears interest at 5% per annum. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS as is required in order for the shareholding of the creditor, when added to the 49% shareholding of Utiba, be equal to 52.57% of the entire issued share capital of ATS. As of December 31, 2013, the balance on the loan was $351,382 which includes $1,382 of accrued interest. The loan was repaid in full subsequent to the year end.

NOTE 6 – LONG-TERM DEBT

On August 5, 2013, the Company signed a new promissory note with a creditor for a total of $550,000 which was to be disbursed to the Company in three tranches: Tranche A - $100,000 (received in June 2013); Tranche B - $200,000 by August 31, 2013 (received $100,000 in August 2013 and $100,000 in September 2013); and Tranche C - $250,000 by September 30, 2013 (outstanding as it has not yet been received by the Company). The note matures on December 31, 2015 and bears interest at 10% per annum with 5% per annum being capitalized to the loan and 5% per annum being payable in cash at each disbursements’ respective anniversary date. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS at two times the principal amount outstanding with an exercise price being equal to ATS’s capital stock and paid in capital for the month immediately prior to the Event of Default divided by the total outstanding shares of ATS of the same month. As of December 31, 2013, the balance on the loan was $312,667 which includes $12,667 of accrued interest.

The remaining required principal payments over the next two fiscal years are as follows:

2014	$-
2015	300,000
$300,000

The loan was repaid in full subsequent to the year end.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

During the year ended December 31, 2013, the Company:

  issued 1,140,590 common shares valued at $145,388 for employment incentives in accordance with employment agreements;
  issued 2,840,596 common shares valued at $199,048 for legal, consulting, and investor relations services rendered;
  issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation (See Note 9); and
  issued 2,000,000 common shares valued at $100,000 for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation (See Note 9).

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
December 31, 2013 and 2012

NOTE 7 – CAPITAL STOCK (continued)

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

At December 31, 2013, the Company had $130,362 (2012 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at December 31, 2013 or December 31, 2012 were not used to compute the total weighted average shares outstanding as at December 31, 2013 or December 31, 2012, respectively, and were thus not used in the basic net loss per share calculation.

Losses Per Share

As at December 31, 2013, the Company had a weighted average of 91,636,234 (2012 – 82,767,827) common shares outstanding resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $0.02 (2012 - $0.02), basic and diluted net and comprehensive loss per common share from discontinued operations of $0.02 (2012 – $0.02), and basic and diluted net and comprehensive loss per common share of $0.04 (2012 - $0.04).

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – CAPITAL STOCK (continued)

Warrants

The Company’s warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
		$
Balance, December 31, 2011	6,569,444	0.23
Issued	2,009,863	0.25
Expired	(2,569,444)	0.19
Balance, December 31, 2012	6,009,863	0.25
Expired	(4,000,000)	0.25
Cancelled	(2,009,863)	0.25

Balance, December 31, 2013	-	-

a)

In conjunction with the 3,333,333 common shares issued on June 15, 2011, the Company issued 2,000,000 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $207,846 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13%. In addition to these warrants, the Company signed a Stock Grant Agreement with the shareholder allowing the shareholder to receive up to an additional 569,444 common shares of the Company (“bonus shares”). The shareholder will receive 0.284722 bonus shares for each warrant exercised. The bonus shares were valued at $68,333 calculated using the Black-Scholes option pricing model assuming a life expectancy of one and a half years, a risk free rate of 0.05%, a forfeiture rate of 0%, and volatility of 273.13%. These warrants, totaling 2,569,444, expired on December 31, 2012.

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

c)

In conjunction with a debt settlement agreement signed on April 8, 2012, the Company issued 409,863 warrants exercisable at $0.25 per share for a period of one and a half years. The warrants were valued at $85,198 calculated using the Black-Scholes option pricing model assuming a life expectancy of 1.50 years, a risk free rate of 0.07%, a forfeiture rate of 0%, and volatility of 178.93%. The value of these warrants is included in bank charges and interest on the consolidated statement of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7 – CAPITAL STOCK (continued)

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

The Company had no warrants outstanding at December 31, 2013. The following table summarizes the warrants outstanding at December 31, 2012:

Warrants	Exercise
outstanding	price	Expiration date

4,000,000	0.25	June 30, 2013
409,863	0.25	October 8, 2013
841,270	0.25	October 11, 2013
758,730	0.25	November 30, 2013

6,009,863

The weighted average life of warrants outstanding at December 31, 2013 and 2012 was 0 years and 0.61 years, respectively. All warrants outstanding had an intrinsic value of $Nil.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 8 – DISCONTINUED OPERATIONS

On October 15, 2013 and subsequently amended in its entirety on January 6, 2014, the Company, Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, ATS, and Utiba Guatemala entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba, as described below (the “ATS Transaction”). For such transaction to proceed, the Company will require shareholders’ approval. On February 21, 2014, the Company’s shareholder approved the transaction.

Overview of the ATS Transaction and Consideration Payable

1

The sale pursuant to the Asset Purchase Agreement by ATS of substantially all of its business and assets to Utiba (including the assumption by Utiba of certain liabilities related to such business and assets), in consideration for up to $3,100,000 in cash (the "Cash Purchase Price") subject to certain adjustments related to certain net receivables or liabilities, as the case may be, and reduction to the extent of certain tax liabilities of ATS. The amount of $300,000 of the Cash Purchase Price will be held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement;

2

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000;

3	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000;

4	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

On March 4, 2014, the ATS Transaction closed with the Company receiving $4,918,974 in proceeds. An additional $667,264 is being held in escrow to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 8 – DISCONTINUED OPERATIONS (continued)

As of December 31, 2013, the associated assets and liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below:

	2013	2012
	$	$
ASSETS
Cash	44,107	9,464
Accounts receivable, net of allowance for doubtful accounts of $789,565 (2012 - $154,845)	301,991	1,230,214
Prepaid cost of sales	25,056	108,382
Deposits and other assets	40,500	31,858
Fixed assets, net of accumulated amortization of $119,006 (2012 - $116,025)	137,170	277,942
Intellectual property	1,500,000	1,500,000

CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,048,824	3,157,860

LIABILITIES
Accounts payable and accrued charges	555,914	309,087
Deferred income	153,150	288,688
Long-term debt	69,039	235,138
Capital leases	5,042	35,071

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	783,145	867,984

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 8 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the years ended December 31, 2013 and 2012:

	2013	2012
	$	$
Revenue	1,185,912	1,332,974
Cost of Sales	1,136,976	923,076
Gross Margin	48,936	409,898
Operating Expenses	2,894,209	2,715,030
Net Loss Before Other Items	(2,845,273)	(2,305,132)
Other Items	44,970	(532,335)
Net Loss Before Non-Controlling Interest	(2,800,303)	(2,837,467)
Non-Controlling Interest	(1,362,819)	(1,390,349)

Discontinued Operations for Alternet Systems, Inc.	(1,437,484)	(1,447,107)

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the years ended December 31, 2013 and 2012:

	2013	2012
	$	$
Operating Activities	(142,495)	(1476,026)
Financing Activities	(196,127)	(83,519)

Cash Flows From Discontinued Operations	(338,622)	(1,559,545)

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2013, a total of $1,637,710 (2012 - $664,113) was payable to directors and officers of the Company of which $668,195 (2012 – $644,531) was non-interest bearing and had no specific terms of repayment, $21,589 (2012 - $19,582) related to loans detailed in Note 5, and $947,926 (2012 - $Nil) related to unpaid wages of prior years incurring interest at 10% per annum effective January 1, 2013. Of the amount payable, $145,229 (2012 - $58,401) was included in accounts payable for expense reimbursements, $1,484,802 (2012 - $573,310) was included in wages payable for accrued fees and interest, and $7,679 (2012 - $32,402) was included in due to related parties.

During the year ended December 31, 2013, the Company expensed a total of $910,000 (2012 - $807,500) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $872,084 (2012 - $445,417) has been accrued, $37,916 (2012 - $113,958) has been paid in cash and $Nil (2012 - $248,125) has been paid through the issuance of shares. During the year ended December 31, 2012, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the year ended December 31, 2012.

As of December 31, 2013, the Company’s discontinued operations held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (2012 - $789,565; VEF 6,674,709) which the Company fully allowed for during the year due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $94,784 (VEF 5,971,438) (2012 - $221,969; VEF 3,329,532) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

NOTE 10 – DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. The consultant will be compensated with monthly payments of $5,000 if the Company is able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The consultant will also receive 700,000 shares, which are deliverable in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares have been issued to the consultant. The value of the services is being expensed on a straight-line basis over the life of the contract.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 10 – DEFERRED COMPENSATION (continued)

In October 2013, the Company signed an investor relations agreement with another consultant to provide investor relations services for a term of one year. The consultant will be compensated with two monthly payments of $10,000 from the date of signing (paid). The consultant will also receive 2,000,000 shares, which are deliverable upon certain benchmarks of the Company’s share price. On November 6, 2013, the Company issued 2,000,000 shares in the name of the consultant valued at $0.05 per share, the closing price of the stock on the issue date, for a total value of $100,000 of which none have been delivered to the consultant. The remaining 2,000,000 shares will be delivered to the consultant when the benchmarks of the contract have been met. If the contract is terminated and the consultant does not meet the stages of the benchmarks, the Company can cancel any shares not delivered to the consultant. The value of the services is being expensed when the benchmarks are met. As at December 31, 2013, none of the benchmarks had been met.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the year ended December 31, 2013, the Company expensed $91,875 relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

NOTE 11 – INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2013 and 2012 since the Company has established a valuation allowance equal to the total deferred tax asset related to losses incurred during such periods.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	December 31,
	2013	2012
	$	$

Loss from continuing operations before income taxes	(1,887,317)	(2,005,685)
Effective tax rate	40.50%	40.50%

Income tax benefit	(764,400)	(812,300)
Share issue costs	(8,500)	(3,600)
Non-deductible items	224,900	238,700
Other deductible items	(400)	(400)
Tax benefits not recognized	548,400	577,600

Income tax expense	-	-

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 11 – INCOME TAXES (continued)

	December 31,
	2013	2012
	$	$

Loss from discontinued operations before income taxes	(2,800,283)	(2,835,368)
Effective tax rate	40.50%	40.50%

Income tax benefit	(1,134,100)	(1,148,300)
Non-deductible items	159,400	105,500
Other deductible items	(30,100)	(26,300)
Tax benefits not recognized	1,004,800	1,069,100
Income tax expense	-	-

Deferred tax assets and liabilities and related valuation allowance as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	$	$
Deferred tax assets:
Capital loss carryforwards - continuing operations	40,500	-
Net operating loss carryforwards - continuing operations	6,002,300	5,494,500
Net operating loss carryforwards - discontinued operations	2,727,200	1,716,800
	8,770,000	7,211,300

Deferred tax liabilities:
Capital assets – continuing operations	(800)	(900)
Capital assets – discontinued operations	(50,100)	(44,500)
	(50,900)	(45,400)

Net deferred tax assets before valuation allowance	8,719,100	7,165,900
Valuation allowance	(8,719,100)	(7,165,900)

Net deferred tax assets (liabilities)	-	-

Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that the deferred tax assets will be realized and accordingly, has provided a valuation allowance.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 11 – INCOME TAXES (continued)

At December 31, 2013, the Company has available unused net operating loss carryforwards of approximately $20.5 million that expire from 2021 to 2033 for federal tax purposes and approximately $15.8 million for Florida state tax purposes, which expire from 2027 to 2033. Additionally, the Company has loss carryforwards of approximately $1,500 in Guatemala and $9,700 in Ecuador.

As of December 31, 2013, the Company believes that it has no liability for uncertain tax provisions. If the Company were to determine there were an uncertain tax provisions, the Company would recognize the liability and related interest and penalties within income tax expense. As of December 31, 2013, the Company has no provisions for interest or penalties related to uncertain tax positions.

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

Lease expense totaled $220,809 and $143,116 during the year ended December 31, 2013 and 2012, respectively.

The following is a schedule by fiscal year of future minimum rental payments required under the operating lease agreements:

2014	$351,060
2015	345,362
2016	262,404
$958,826

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 12 – OPERATING LEASES (continued)

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant for the years ended December 31, 2013 or 2012.

All of the above leases were transferred to Utiba upon closing of the ATS Transaction described in Note 8.

NOTE 13 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	December 31,
	2013	2012
	$	$
Supplemental cash flow disclosures:
Interest paid during the year in cash	35,572	25,137
Cash paid for income taxes	-	-

Supplemental financing and investing non-cash
disclosures:
Shares issued for debt repayment	-	1,210,344
Shares issued for previously received share subscriptions	-	500,000
Value of beneficial conversion features	75,333	142,663
Shares obligated to be issued	(2,800)	(113,333)
Wages payable converted to other loans payable	-	421,504
Equipment purchased through capital lease	-	18,957
Software purchased through long term debt	-	213,900
Shares issued for share issue costs	21,000	-
Shares issued for deferred compensation	205,000	-
Shares issued for wages and related benefits payable	85,795	-

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

The fair value of the Company’s accounts receivable, cheques issued in excess of bank balance, accounts payable and accrued liabilities, wages payable, accrued taxes, customer deposits, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash, are measured at fair value using Level 1 inputs.

NOTE 15 – LAWSUIT

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As at December 31, 2013, the full amount has been accrued and is included in accounts payable.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 16 – SUBSEQUENT EVENTS

•	On January 2, 2014, the Company issued 70,000 common shares valued at $2,800 to an investor relations consultant for a previously recorded obligation to issue shares valued at $2,800.
•

On January 13, 2014, the Company signed an agreement with a consultant to provide consulting services for a term of one year. The consultant will be compensated $7,500 per month for the term of the contract and will receive 500,000 common shares of the Company. The consultant can earn success fees of up to 1,000,000 upon reaching certain benchmarks. On March 10, 2014, the Company issued the 500,000 common shares to the consultant at $0.14 per share for a total value of $70,000.

•	On February 3, 2014, the Company issued 70,000 common shares valued at $1,400 to an investor relations consultant for services rendered.
•	On February 24, 2014, the Company issued 650,000 common shares valued at $52,000 to legal counsel for services rendered.
•

On February 25, 2014 the Company was awarded Ven Authority status through a strategic partnership with Hub Culture. As part of the strategic transaction, Hub Culture has subscribed for 5 million shares of the Company at $0.10 per share in the first ever acquisition of a public company stake using digital currency. Alternet and Hub Culture will jointly be working together to introduce new products and services to Ven users globally.

•	On March 3, 2014, the Company issued 23,333 common shares valued at $3,500 to an investor relations consultant for services rendered.
•

On March 4, 2014 the Company finalized the ATS Transaction and received $4,918,974 in payment in accordance with the Asset Purchase Agreement. An additional $667,264 is being held in escrow to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. Upon Closing, Utiba transferred its 49% interest in ATS to the Company so that the Company now owns 100% of ATS.

•	On March 4, 2014, the Company signed a lease for new office space in Miami Florida. The lease is for a term of one year commencing March 1, 2014 and requires payments of $1,800 per month.

Events occurring after December 31, 2013 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

As of December 31, 2013, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/SARs (#) (g)	LTIP payouts ($) (h)	All other Compensation ($) (i)
Henryk Dabrowski President and Chairman	2013 2012 2011	165,000 165,000 152,500	165,000 82,500 82,500	9,852 17,865 19,730	0 0 0	0 0 0	0 0 0	0 0 0
Fabio Alvino Director	2013 2012 2011	130,000 130,000 130,000	130,000 65,000 65,000	29,290 29,340 16,472	0 0 0	0 0 0	0 0 0	0 0 0
Robin Bjorklund Director	2013 2012 2011	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Viadero, CFO	2013 2012 2011	160,000 160,000 133,333	160,000 80,000 80,000	9,926 9,944 4,255	0 0 120,000	0 0 0	0 0 0	0 0 0

Name	Year	Salary	Bonus	Other Annual	Stock Award(s)	Securities	LTIP	All other
Henryk Dabrowski
Paid in cash	2013	13,750	0	0	0	0	0	0
Accrued and unpaid	2013	151,250	165,000	17,865	0	0	0	0
Accrued and unpaid	2012	165,000	82,500	17,865	0	0	0	0
Paid in cash	2011	126,042	0	0	0	0	0	0
Paid in shares	2011	26,458	82,500	19,730	0	0	0	0

Fabio Alvino
Paid in cash	2013	10,833	0	0	0	0	0	0
Accrued and unpaid	2013	119,167	130,000	29,290	0	0	0	0
Accrued and unpaid	2012	130,000	65,000	29,340	0	0	0	0
Paid in cash	2011	119,167	0	0	0	0	0	0
Paid in shares	2011	10,833	65,000	16,472	0	0	0	0

Michael Viadero
Paid in cash	2013	13,333	0	0	0	0	0	0
Accrued and unpaid	2013	146,667	160,000	9,926	0	0	0	0
Accrued and unpaid	2012	160,000	80,000	9,945	0	0	0	0
Paid in cash	2011	46,666	0	0	0	0	0	0
Paid in shares	2011	86,667	80,000	4,255	120,000	0	0	0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2013, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our Company’s board of directors does not have an audit committee.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2013 there were no options exercised by our named officers.

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

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street Miami, FL 33143	President, Director	5,819,930	6.43%
Fabio Alvino 3225 Franklin Avenue, Villa 2, Miami, FL 33133	Director	4,454,592	4.92%
Robin Bjorklund 473-1027 Davie Street Vancouver BC V6E 4L2	Director	4,688,170	5.18%
Michael Viadero 3607 SW 37th Avenue Miami, Florida 33133	CFO	2,078,000	2.30%
Directors, Officers and 5% stockholders in total		34,798,796	34.03%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction.

As of December 31, 2013, a total of $1,637,710 (2012 - $664,113) was payable to directors and officers of the Company of which $668,195 (2012 – $644,531) was non-interest bearing and had no specific terms of repayment, $21,589 (2012 - $19,582) related to loans detailed in Note 5 of the Consolidated Financial Statements, and $947,926 (2012 - $Nil) related to unpaid wages of prior years incurring interest at 10% per annum effective January 1, 2013. Of the amount payable, $145,229 (2012 - $58,401) was included in accounts payable for expense reimbursements, $1,484,802 (2012 - $573,310) was included in wages payable for accrued fees and interest, and $7,679 (2012 - $32,402) was included in due to related parties.

During the year ended December 31, 2013, the Company expensed a total of $910,000 (2012 - $807,500) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $872,084 (2012 - $445,417) has been accrued, $37,916 (2012 - $113,958) has been paid in cash and $Nil (2012 - $248,125) has been paid through the issuance of shares. During the year ended December 31, 2012, the Company signed debt settlement agreements with two directors and one officer of the Company to settle total accrued wages of $305,625 and expense reimbursements of $40,457 by issuing 2,628,738 shares of the Company’s common stock. One director and the officer sold their debt settlement agreements to an unrelated third party. All shares were issued during the year ended December 31, 2012.

As of December 31, 2013, the Company’s discontinued operations held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (2012 - $789,565; VEF 6,674,709) which the Company fully allowed for during the year due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $94,784 (VEF 5,971,438) (2012 - $221,969; VEF 3,329,532) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2013 and for fiscal year ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$74,000	$54,000
Audit Related Fees	$4,831	Nil

	Year Ended
	December 31, 2013	December 31, 2012
Tax Fees	$ 2,842	$1,966
All Other Fees	Nil	Nil
Total	$ 81,673	$55,966

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
March 31, 2014

By: /s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
March 31, 2014	Officer)
March 31, 2014