Form 10-Q
period 2014-03-31
ALTERNET SYSTEMS INC
filed 2014-05-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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
96,599,064 as of May 12, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	2,151,028	-
Accounts receivable, net	11,370
Sale proceeds held in escrow	667,264	-
Deposits and other assets	13,500	21,785
Investment in digital currency	125,000	-
Current assets of discontinued operations	-	2,048,824
Total current assets	2,968,162	2,070,609
Fixed assets, net	-	2,733

TOTAL ASSETS	2,968,162	2,073,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Checks issued in excess of bank balance	-	168
Accounts payable and accrued charges	2,054,303	1,466,546
Wages payable	1,739,705	1,672,273
Accrued taxes	1,240,711	1,671,353
Deferred gain on sale	667,264	-
Other loans payable, net of beneficial conversion feature	610,731	1,543,509
Due to related parties	109,952	102,464
Current liabilities of discontinued operations	-	783,145
Total current liabilities	6,422,666	7,239,458
Long term debt	-	312,667
	6,422,666	7,552,125

Stockholders' equity (deficiency)
Capital stock
Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 97,050,722 common shares (2013 – 95,737,389)	970	957
Additional paid-in capital	14,583,380	14,453,693
Private placement subscriptions	630,362	130,362
Share subscription receivable	(375,000)	-
Obligation to issue shares	153,500	2,800
Deferred compensation	(181,250)	(113,125)
Accumulated other comprehensive income	(331,409)	(331,332)
Accumulated deficit	(17,513,228)	(17,939,881)
	(3,032,675)	(3,796,526)
Non-controlling interest	(421,829)	(1,682,257)
	(3,454,504)	(5,478,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	2,968,162	2,073,342

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2014	2013
	$	$

REVENUE	-	141

OPERATING EXPENSES
Bad debts	-	1,771
Depreciation	2,733	282
Investor relations	80,509	24,447
Licenses, dues, and insurance	1,727	686
Research and development	500,000	-
Management and consulting	222,651	13,977
Office and general	33,472	10,360
Professional fees	58,545	57,818
Rent	7,333	8,962
Salaries	30,723	79,002
Travel	56,069	15,715
	993,762	213,020

NET LOSS BEFORE OTHER ITEMS	(993,762)	(212,879)

OTHER ITEMS
Interest expense	(39,118)	(97,414)
Gain on foreign exchange	1,098	148
	(38,020)	(97,266)

NET LOSS FROM CONTINUING OPERATIONS	(1,031,782)	(310,145)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	(12,618)	(161)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(1,019,164)	(309,984)

DISCONTINUED OPERATIONS	2,922,523	(193,801)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	1,903,359	(503,785)

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	1,903,359	(503,785)
Non-controlling interest	(12,618)	(161)
Add items not affecting cash
Depreciation	2,733	282
Interest accrued	(2,114)	33,685
Bad debt expense	-	1,771
Shares for services	129,700	133,482
Accretion of debt discount	-	63,321
Unrealized foreign exchange loss (gain)	1,481	(42,864)
Deferred compensation	81,875	(91,875)
Changes in non-cash working capital:
Accounts receivable	(11,370)	13,087
Deposits and other assets	8,285	-
Accounts payable and accrued charges	588,457	318,535
Wages payable	67,432	110,379
Accrued taxes	(430,642)	59,186
Due to related parties	6,007	(9,522)
Net cash provided by operating activities	2,332,585	85,521

FINANCING ACTIVITIES
Proceeds from loans payable	150,000	313,000
Payments for loans payable	(1,080,664)	(20,000)
Payments for long term debt	(312,667)	-
Checks issued in excess of bank balance	(168)	(3,713)
Net cash (used in) provided by financing activities	(1,243,499)	289,287

EFFECT OF EXCHANGE RATES ON CASH	(77)	11

CASH FLOWS FROM CONTINUING OPERATIONS	1,089,009	374,819
CASH FLOWS FROM DISCONTINUED OPERATIONS	1,062,019	(373,059)
NET INCREASE IN CASH DURING THE PERIOD	2,151,028	1,760

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	2,151,028	1,760

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc., through its subsidiaries (“Alternet” or the “Company”), plans to enter the digital currency space and provide end to end security for digital currencies, launch its digital currency bank, fully compliant with government regulations, FX exchange capabilities, offer micro payment services to the unbanked and global diasporas and alternative financial services to the retail industry emerging markets. Previously, the Company provided leading edge mobile financial solutions and mobile security and related solutions with the former being offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter being offered globally. As detailed in Note 8, Discontinued Operations, the Company, with the ATS Transaction discontinued providing mobile financial solutions and mobile security.

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2014 the Company had a working capital deficiency of $3,454,504. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, collectively referred to as the “2013 Annual Report”. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the following companies:

.	Alternet Systems Inc.
.	AI Systems Group, Inc., a wholly owned subsidiary of Alternet
.	Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
.	Alternet Transactions Systems, Inc. (“ATS”), a wholly owned subsidiary of Alternet (formerly a 51% owned subsidiary. See Note 8, Discontinued Operations)
.	Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
.	International Mobile Security (“IMS”), Inc, a 60% owned subsidiary of Alternet
.	Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
.	Alternet Financial Solutions, L.L.C, wholly-owned subsidiary of Alternet
.	Alternet Payment Solutions, L.L.C, wholly-owned subsidiary of Alternet
The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Revenue Recognition

Up to March 4, 2014, the Company entered into sales arrangements that may provide for multiple deliverables to a customer. Software sales may include the sale of a software license, implementation/customization services, and/or ongoing support services.

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Subsequent to March 4, 2014 the Company is implementing the criteria outlined in SAB 104 and recognizing revenue when:

  persuasive evidence of an arrangement exists;
  delivery has occurred or services have been rendered;
  the seller’s price to the buyer is fixed or determinable; and
  collectability is reasonably assured.

Research and Development

The Company expenses costs when incurred for items associated with researching and developing new sources of revenue.

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets.  The value of the Company’s digital currency is $125,000 as of March 31, 2014 Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not record any significant impairments on long-lived assets during the three months ended March 31, 2014 and 2013.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the three months ended March 31, 2014 and 2013.

Income (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

At March 31, 2014 and December 31, 2013 the Company had no warrants or options outstanding to consider in income (loss) per share calculation.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for its share-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation-Stock Compensation . The Company utilizes the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. The Company uses the straight-line method of attributing the value of share-based compensation expense for all stock option grants over the requisite service period.

Reclassification

Certain comparative figures have been reclassified in order to conform to the current year’s presentation.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is to be applied prospectively for all disposals of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015. Additionally, this ASU is to be applied to all business activated that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. ASU No 2014-08 addresses concerns about the accounting for discontinued operations and the disposal of small groups of assets that are recurring in nature but qualify as discontinued operations under subtopic 205-20 Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – FIXED ASSETS

		March 31, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	320,933	-
Computer software	75,128	75,128	-
Equipment	10,576	10,576	-

	406,637	406,637	-

		December 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	319,700	1,233
Computer software	75,128	73,866	1,262
Equipment	10,576	10,338	238

	406,637	403,904	2,733

Depreciation expense for the three months ended March 31, 2014 and March 31, 2013 was $2,733 and $282, respectively.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the quarter ended March 31, 2014, $Nil (March 31, 2013 – $8,596) of the debt discount was amortized. As of March 31, 2014, $51,146 (December 31, 2013 - $50,051) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the quarter ended March 31, 2014, $Nil (March 31, 2013 - $17,419) of the debt discount was amortized. As of March 31, 2014, $68,597 (December 31, 2013 - $67,118) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the quarter ended March 31, 2014, $ Nil (March 31, 2013 - $37,306) of the debt discount was amortized. As of March 31, 2014, $90,959 (December 31, 2013 - $88,986) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the quarter ended March 31, 2014, $Nil (March 31, 2013 - $Nil) of the debt discount was amortized. As of March 31, 2014, $89,447 (December 31, 2013 - $87,474) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the quarter ended March 31, 2014, $Nil (March 31, 2013 - $Nil) of the debt discount was amortized. As of March 31, 2014, $54,685 (December 31, 2013 - $53,452) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

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

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013.  All other terms remained the same.  In April 2014, the note was renewed retroactively from December 29, 2013 until December 29, 2014 which included interest of $1,025 being capitalized to the principal. As of March 31, 2014, the Company has accrued $550 (December 31, 2013 - $1,036) of interest relating to this loan. The balance owing of $22,128 is included in due to related parties.

On February 1, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $200,000 plus interest at 24% per annum on May 1, 2012. On May 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $211,836 under the previous promissory note and extended the maturity date to September 30, 2012. On October 1, 2012, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $233,147 under the previous promissory note and extended the maturity date to January 31, 2013. The note was not repaid by January 31, 2013; as a result, $18,856 of unpaid interest was capitalized to the principal resulting in a total principal balance outstanding of $252,003 which is incurring a late payment charge of 0.10% per day on any unpaid balances.  As of December 31, 2013, the Company had accrued $75,507 of late payment charges which was included in the outstanding principal and interest balance of $309,274.  On March 6, 2014, the Company paid the creditor $293,480 as full repayment of the loan and realized a gain of $15,794 which was recorded against interest expense.

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of March 31, 2014, the Company has accrued $5,133 (December 31, 2013 - $3,839) of interest relating to this loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by its maturity date; as such, a late payment charge is being accrued on the unpaid principal and interest of $104,959. On December 9, 2013, the Company paid the creditor $15,000 towards the late payment charges. As of December 31, 2013, the Company had accrued $13,260 of interest relating to this loan. On March 6, 2014, the Company paid the creditor $119,059 as full repayment of the loan.

On November 19, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on May 18, 2013. The loan was not repaid by May 18, 2013 and continues to accrue interest at the rate of 10% per annum. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. Refer to the promissory note dated July 24, 2013 for further details. The combined loan was repaid in full on March 6, 2014.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of March 31, 2014, the Company has accrued $2,164 (December 31, 2013 - $1,517) of interest relating to this loan.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on July 23, 2013. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. Refer to the promissory note dated July 24, 2013 for further details. The combined loan was repaid on March 6, 2014.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. As of March 31, 2014, Company has accrued $1,660 (December 31, 2013 - $4,198) of interest on a principal balance of $110,164 (December 31, 2013 - $104,959).

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 25, 2015. As of March 31, 2014, Company has accrued $528 (December 31, 2013 - $1,812) of interest on a principal balance of $55,082 (December 31, 2013 - $52,479).

On July 24, 2013, the Company signed a new promissory note with a creditor which capitalized the unpaid principal and interest on two separate loans totaling $164,295 under previous promissory notes and extended the maturity date to January 20, 2014. The note was not repaid by January 20, 2014 and continued to accrue interest at the rate of 10% per annum. As of December 31, 2013, the Company has accrued $7,247 of interest relating to this loan. On March 6, 2014, the Company paid the creditor $174,468 as full repayment of the loan.

On October 15, 2013, the Company signed a new promissory note with a creditor for a total of $500,000 which is to be disbursed to the Company in three tranches: Tranche A - $200,000 (received in November 2013); Tranche B - $150,000 (received in December 2013); and Tranche C - $150,000 (received in January 2014). The note matures on April 15, 2014 and bears interest at 5% per annum. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS as is required in order for the shareholding of the creditor, when added to the 49% shareholding of Utiba, be equal to 52.57% of the entire issued share capital of ATS.  As of December 31, 2013, the balance on the loan was $351,382 which includes $1,382 of accrued interest. On March 6, 2014, the Company paid the creditor $505,063 as full repayment of the loan.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 6 – LONG-TERM DEBT

On August 5, 2013, the Company signed a new promissory note with a creditor for a total of $550,000 which was to be disbursed to the Company in three tranches: Tranche A - $100,000 (received in June 2013); Tranche B - $200,000 by August 31, 2013 (received $100,000 in August 2013 and $100,000 in September 2013); and Tranche C - $250,000 by September 30, 2013 (outstanding as it has not yet been received by the Company). The note matured on December 31, 2015 and bears interest at 10% per annum with 5% per annum being capitalized to the loan and 5% per annum being payable in cash at each disbursements’ respective anniversary date. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS at two times the principal amount outstanding with an exercise price being equal to ATS’s capital stock and paid in capital for the month immediately prior to the Event of Default divided by the total outstanding shares of ATS of the same month. As of December 31, 2013, the balance on the loan was $312,667 which included $12,667 of accrued interest. On March 6, 2014, the Company paid the creditor $318,084 as full repayment of the loan.

NOTE 7 – CAPITAL STOCK

Common Shares

The Company is authorized to issue up to 100,000,000 shares of the Company’s common stock with a par value of $0.00001.

Effective January 29, 2008, the Company adopted a Retainer Stock Plan for Professional and Consultants (the “2008 Professional/Consultant Stock Compensation Plan”) for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, eligible consultants that have previously rendered services or that will render services during the term of this 2008 Professional/Consultant Stock Compensation Plan. A total of 6,000,000 common shares may be awarded under this plan. The Company filed a Registration Statement on Form S-8 to register the underlying shares included in the 2008 Professional/Consultant Stock Compensation Plan. To date, 5,998,542 common shares valued at $431,631 relating to services provided have been awarded, leaving a balance of 1,458 shares which may be awarded under this plan.

During the year ended December 31, 2013, the Company:

.	issued 1,140,590 common shares valued at $145,388 for employment incentives in accordance with employment agreements;
.	issued 2,840,596 common shares valued at $199,048 for legal, consulting, and investor relations services rendered;
.	issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation (See Note 10); and
.	issued 2,000,000 common shares valued at $100,000 for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation (See Note 10).

During the three months ended March 31, 2014, the Company issued 1,313,333 common shares valued at $129,700 for legal, consulting, and investor relations services rendered.

As of March 31, 2014, the Company had $630,362 (December 31, 2013 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of March 31, 2014, the Company is obligated to issue 1,023,333 common shares valued at $153,500 of which 1,000,000 common shares valued at $150,000 are for consulting services to be rendered over a twelve month period and 23,333 common shares valued at $3,500 are for services rendered by a consultant during the three months ended March 31, 2014.

Income (Loss) Per Share

As at March 31, 2014, the Company had a weighted average of 96,240,685 (March 31, 2013 – 83,498,695) common shares outstanding resulting in basic and diluted net and comprehensive income (loss) per common share from continuing operations of $(0.01) (March 31, 2013 - $(0.00)), basic and diluted net and comprehensive income (loss) per common share from discontinued operations of $0.03 (March 31, 2013 – $(0.00)), and basic and diluted net and comprehensive income (loss) per common share of $0.02 (March 31, 2013 - $(0.01)) ..

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 8 – DISCONTINUED OPERATIONS

On October 15, 2013 and subsequently amended in its entirety on January 6, 2014, the Company, Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, ATS, and Utiba Guatemala entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba, as described below (the “ATS Transaction”). For such transaction to proceed, the Company required shareholders’ approval which was granted on February 21, 2014.

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

2

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000. The Company is recognizing the full amount as income on closing as it does not intend to compete in the this industry in the future;

3	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000;

4	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

On March 4, 2014, the ATS Transaction closed with the Company receiving $4,928,036 in proceeds. An additional $667,264 is being held in escrow to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. The escrow funds are included in sale proceeds held in escrow and deferred gain on sale.

As of December 31, 2013, the associated assets and liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below:

December 31,
2013
$
ASSETS
Cash	44,107
Accounts receivable, net of allowance for doubtful accounts of $789,565	301,991
Prepaid cost of sales	25,056
Deposits and other assets	40,500
Fixed assets, net of accumulated amortization of $119,006	137,170
Intellectual property	1,500,000

CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,048,824

LIABILITIES
Accounts payable and accrued charges	555,914
Deferred income	153,150
Long-term debt	69,039
Capital leases	5,042

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	783,145

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 8 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	$	$
Revenue	155,036	436,835
Cost of Sales	142,441	316,698
Gross Margin	12,595	120,137
Operating Expenses	549,266	529,741
Net Loss Before Other Items	(536,671)	(409,604)
Other Items	(6,060)	29,602
Non-Compete Income	2,200,000	-
Shareholder Release Income	200,000	-
Gain on Disposal of Assets	867,653	-
Net Income (Loss) Before Non-Controlling Interest	2,718,863	(380,002)
Non-Controlling Interest	(203,660)	(186,201)

Discontinued Operations for Alternet Systems, Inc.	2,922,523	(193,801)

The Company will not have any taxes owing on the income earned from the discontinued operation as it has tax losses from prior years which are available to be utilized for tax purposes.

The table below details the Company’s gain on disposal of assets at March 31, 2014:

Three Months
Ended
March 31,
2014
$
Total funds received	4,928,036
Less: Funds relating to non-compete and shareholder release income	(2,400,000)
Net funds received	2,528,037
Liabilities assumed by the purchaser	177,401
Total proceeds	2,705,438
Assets sold	(1,837,785)

Gain on disposal of assets	867,653

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 8 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	$	$
Operating Activities	(494,210)	(327,508)
Investing Activities	1,630,311	-
Financing Activities	(74,082)	(45,551)

Cash Flows From Discontinued Operations	1,062,019	(373,059)

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2014, a total of $1,692,741 (December 31, 2013 - $1,637,710) was payable to directors and officers of the Company of which $223,801 (December 31, 2013 – $668,195) was non-interest bearing and had no specific terms of repayment, $22,128 (December 31, 2013 - $21,589) related to loans detailed in Note 5, and $1,446,812 (December 31, 2013 - $947,926) related to unpaid wages of prior years and accrued interest at 10% per annum effective January 1, 2013. Of the amount payable, $117,919 (December 31, 2013 - $145,229) was included in accounts payable for expense reimbursements, $1,566,604 (December 31, 2013 - $1,484,802) was included in wages payable for accrued fees and interest, and $8,218 (December 31, 2013 - $7,679) was included in due to related parties.

During the three months ended March 31, 2014, the Company expensed a total of $150,208 (March 31, 2013 - $113,750) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $50,000 (March 31, 2013 - $113,750) has been accrued and $100,208 (March 31, 2013 - $Nil) has been paid in cash.

As of March 31, 2014, the Company’s discontinued operations held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (December 31, 2013 - $789,565; VEF 6,674,709) which the Company fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $93,303 (VEF 5,971,438) (December 31, 2013 - $94,784; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 10 - DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. The consultant will be compensated with monthly payments of $5,000 if the Company was able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The consultant will also receive 700,000 common shares, which are deliverable in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares had been issued to the consultant. The value of the services is being expensed on a straight-line basis over the life of the contract. During the three months ended March 31, 2014, the Company expensed $13,125 (March 31, 2013 - $13,125) to investor relations. The contract was expensed in full by February 15, 2014.

In October 2013, the Company signed an investor relations agreement with another consultant to provide investor relations services for a term of one year. The consultant will be compensated with two monthly payments of $10,000 from the date of signing (paid). The consultant will also receive 2,000,000 common shares, which are deliverable upon certain benchmarks of the Company’s share price. On November 6, 2013, the Company issued 2,000,000 common shares in the name of the consultant valued at $0.05 per share, the closing price of the stock on the issue date, for a total value of $100,000 of which none have been delivered to the consultant. The 2,000,000 shares will be delivered to the consultant when the benchmarks of the contract have been met. If the contract is terminated and the consultant does not meet the stages of the benchmarks, the Company can cancel any shares not delivered to the consultant. The value of the services is being expensed when the benchmarks are met. As at March 31, 2014, two of the benchmarks were met (December 31, 2013 – none); as such, the Company issued 1,000,000 common shares (December 31, 2013 – Nil) to the consultant and expensed $50,000 to investor relations.  Subsequent to March 31, 2014, the Company terminated the contract with the consultant and cancelled 875,000 of the remaining 1,000,000 common shares.  The remaining 125,000 common shares are pending cancellation.

On February 18, 2014, the Company signed a consulting agreement with a consultant to provide strategic business consulting services for a term of one year. The consultant will be compensated with monthly payments of $6,500 and be issued 1,000,000 common shares. As of March 31, 2014, none of the common shares had been issued to the consultant; as such, the common shares obligated to be issued have been valued at the Company’s closing stock price on March 31, 2014, $0.15 per share. The value of the services is being expensed on a straight-line basis over the life of the contract. During the three months ended March 31, 2014, the Company expensed $18,750 to consulting fees.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the three months ended March 31, 2014, the Company expensed $81,875 (three months ended March 31, 2013 -$13,125) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

NOTE 11 – OPERATING LEASES

The Company leases its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expires in March 2015 and can be renewed at such time for a similar or longer term. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease on another property.

Lease expense totaled $4,678 and $4,192 during the three months ended March 31, 2014 and 2013, respectively.

The Company is required to make $19,800 in future minimum rental payments under the operating lease agreement.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 12 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended
	March 31,
	2014	2013
	$	$
Supplemental cash flow disclosures:
Interest paid during the period in cash	87,354	8,492
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares obligated to be issued	153,500	2,800
Shares issued for share issue costs	-	21,000
Shares issued for deferred compensation	150,000	105,000
Shares issued for wages and related benefits payable	-	85,795
Deferred gain from funds held in escrow	667,264	-
Shares issued for investment in digital currency	125,000	-

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

The fair value of the Company’s accounts receivable, share subscriptions receivable, accounts payable and accrued liabilities, wages payable, accrued taxes, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash and investment in digital currency, are measured at fair value using Level 1 inputs.

NOTE 14 – LAWSUIT

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As of March 31, 2014 and December 31, 2013, the full amount has been accrued and is included in accounts payable.

In January 2014, the Company received notice of a $39,000 plus interest thereon default judgment issued by the State of New York related to an unpaid service agreement entered with the Plaintiffs on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. As of March 31, 2014, no provision for this claim has been made.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

  On April 2, 2014, the Company issued 23,333 common shares valued at $3,500 to an investor relations consultant for a previously recorded obligation to issue shares valued at $3,500.
  On April 18, 2014, the Company cancelled 875,000 common shares valued at $43,750 in connection with the termination of an investor relations contract signed with a consultant in October 2013. See Note 10.
  On April 18, 2014, the Company incorporated a new subsidiary in the State of Connecticut, OneMarket, Inc., to be the vehicle for establishing the digital currency exchange.
  On May 6, 2014 the Company issued 400,000 common shares valued at $0.11 per common share, being the closing price on the date of issuance, for a total value of $44,000 as payment for legal services.

Events occurring after March 31, 2014 were evaluated through the date this Interim Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

Overview

As mentioned in Note 8, effective March 4, 2014, Alternet Systems Inc. sold effectively all of Alternet Transaction Systems, Inc,’s (“ATS”) business and assets to Utiba, As a result the Company is no longer engaged in providing mobile financial services. Along the vision outlined below, in the first quarter, the Company entered into its first arrangement in the digital currency industry. The Company also expects to pursue potential opportunities to grow through mergers and acquisitions. Several opportunities have been identified and the Company has initiated initial discovery processes.

Alternet’s vision is based on the following principles

Cloud based, secure, regulatory compliant, global currencies are needed to service this emerging market. As the usage and dependence of Smart Mobile Devices continues to increase there will be a need for more intelligent and effective Money.

In 2014, the Company’s expected milestones are:

. to enter into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven;
. to provide end to end security for digital currencies;
. to launch the digital currency bank, fully compliant with government regulations, FX exchange capabilities;
. to invest in micro payment services to the unbanked and global diasporas;
. to invest in alternative financial services to the retail industry emerging markets;
. to attract key talent specialized in the digital economy; and
. to prepare to up-list into a national exchange.

VEN is a global digital currency traded in international financial markets and originally used by members of a social network service, Hub Culture, to buy, share, and trade knowledge, goods, and services. The value of Ven is determined on the financial markets from a basket of currencies, commodities and carbon futures.  It trades against major currencies at floating exchange rates.

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

In the first quarter we entered into a relationship with VEN and Hub Culture to become a VEN Authority. This relationship will allow us to become an issuer of the VEN Currency on a global basis, leveraging the experience and the strength of this Digital Currency. We expect to start generating revenues from the sale of the currency, by the end of the second quarter 2014.

The Company’s digital bank initiative, will focus on bringing to market innovative consumer products, including a multi-asset debit and credit card. This initiative is the first of its kind with dynamic currency conversion from digital to physical currency, digital currency exchange and merchant acquisition solutions. All of these services will include the seamless integration of existing digital currencies, including Bitcoin, Ven, Ripple and others. The company expects to have a global reach, initially launching in Latin America and the Caribbean, with expansion opportunities into Africa and Eastern Europe.

We will actively participate in the industry associations and promoting organizations, expecting to have an active involvement. We will also seek speaking and industry show participation, promoting our new initiatives.

Digital and Mobile Security Software and Services

In 2013 International Mobile Security (IMS) was wound down. IMS is expected to be restructured in 2014 and be used as the vehicle to provide services and products securing financial transactions and digital currency.

Results of Operations:

Results of Operations are for the quarter ended March 31, 2014 compared to the similar prior year quarter ended March 31, 2013.

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and one majority owned subsidiary, International Mobile Security, Inc. (“IMS”). Alternet has a controlling interest in IMS.

Upon closing of the ATS Transaction described in Note 8 of the financial statements, the Company acquired the 49% non-controlling in Alternet Transactions Systems, Inc. (“ATS”), doing business as Utiba Americas, increasing the Company’s ownership to 100%.

Net Sales

For the quarter ending March 31, 2014, the Company had net sales of $Nil versus $141, a decrease of $141. The low sales were a result of the Company focusing its efforts on ATS, which was classified as a discontinued operation at December 31, 2013. All revenue earned by ATS up to March 4, 2014 is included in discontinued operations.

Selling, General and Administrative Expenses

The operating and administrative expenses for the quarter ended March 31, 2014 totaled $993,762 as compared to $213,020 for the similar prior year quarter. The table below details the major changes in administrative expenditures for the quarter ended March 31, 2014 as compared to the corresponding quarter ended March 31, 2013.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Quarter Ended March 31, 2014 as Compared to Quarter Ended March 31, 2013
Investor relations	Increase of $56,062	Additional investor communications was required during the quarter ended March 31, 2014 due to the ATS Transaction.
Research and development	Increase of $500,000	In 2014, the Company paid a Fee of $500,000 in connection with the ability to offer and promote digital currency.
Management and consulting	Increase of $208,674	A majority of the management and consulting fees incurred in 2013 related to ATS. Subsequent to the ATS Transaction, the management fees incurred by Alternet were no longer charged to ATS.
Office and general	Increase of $23,112	Increased online marketing due to the Company rebranding its image after the closing of the ATS Transaction.
Salaries	Decrease of $48,279	The quarter ended March 31, 2013 included an estimate for payroll tax penalties. No estimate was made in the quarter ended March 31, 2014 as the full penalty had been accrued at December 31, 2013.
Travel	Increase of $40,354	Increased need for travel for meetings and due diligence on new initiatives being explored by the Company.

Interest and Other Expenses

The Company’s interest expense decreased to $39,118 for the quarter ended March 31, 2014 compared to $97,414 for the previous year quarter due to the decrease in loans outstanding during the period, reflecting the repayment of several loans payable.

Net Income (Loss)

For the quarter ending March 31, 2014, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(1,019,164) or $(0.01) per share and an overall net and comprehensive income (loss) of $1,903,359 or $0.02 per share, an increase of 228.78% and a decrease of 477.81% respectively, when compared to the corresponding period of March 31, 2013 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(309,984) or $(0.00) per share and an overall net and comprehensive income (loss) of $(503,785) or $(0.01) per share. The increased loss from continuing operations is mostly attributable to an Authority fee the Company was required to pay to be able to promote the Ven digital currency while the overall income is primarily attributable to the sale of ATS’s Assets.

Liquidity and Capital Resources

As of March 31, 2014, the Company had $2,151,028 cash in the bank and accounts receivable of $11,370 and sale proceeds held in escrow relating to the ATS Transaction of $667,264. At March 31, 2014, the Company had a working capital deficiency of $3,454,504. The Company is currently pursuing financing, and has engaged an investment bank to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $2,054,303 at March 31, 2014 compared to accounts payable of $1,466,546 at December 31, 2013. Sale proceeds held in escrow increased to $667,264 as of March 31, 2014 versus $Nil at December 31, 2013.

Plan of Operation

In 2014 Alternet will transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency and the mobile and digital security fields. The goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

The new vision of Alternet is to accelerate the future of money through the creation of a digital bank, building security around the digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency

Our new product and service will offer consumers and businesses the cost savings and speed associated with the internet while being compliant with anti-money laundering procedures in place at US brokerage firms and banks

In 2014, the Company’s expected milestones are:

. to enter into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven;
. to provide end to end security for digital currencies;
. to launch the digital currency bank, fully compliant with government regulations, FX exchange capabilities;
. to invest in micro payment services to the unbanked and global diasporas;
. to invest in alternative financial services to the retail industry emerging markets;
. to attract key talent specialized in the digital economy; and
. to prepare to up-list into a national exchange.

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

The minority interests of ATS up to March 4, 2014, the date the Company gained 100% ownership, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

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

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognized an impairment charges related to indefinite lived intangible assets during the quarters ended March 31, 2014 or 2013

Revenue Recognition

Up to March 4, 2014, the Company entered into sales arrangements that may provide for multiple deliverables to a customer. Software sales may include the sale of a software license, implementation/customization services, and/or ongoing support services.

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

Subsequent to March 4, 2014 the Company is implementing the criteria outlined in SAB 104 and recognizing revenue when:

  persuasive evidence of an arrangement exists;
  delivery has occurred or services have been rendered;
  the seller’s price to the buyer is fixed or determinable; and
  collectability is reasonably assured.

Research and Development

The Company expenses costs when incurred for items associated with researching and developing new sources of revenue.

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets.  The value of the Company’s digital currency is $125,000 as of March 31, 2014 Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

Leases

The Company leased operating facilities which include switches, other network equipment, and premises. Rentals payable under operating leases were charged to the statements of operation on a straight line basis over the term of the relevant lease. For capital leases, the present value of future minimum lease payments at the inception of the lease was reflected as an asset and a liability in the statement of financial position. Amounts due within one year are classified as short-term liabilities and the remaining balance as long-term liabilities.

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

Income (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

At March 31, 2014 and December 31, 2013 the Company had no warrants or options outstanding to consider in income (loss) per share calculation.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is to be applied prospectively for all disposals of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015. Additionally, this ASU is to be applied to all business activated that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. ASU No 2014-08 addresses concerns about the accounting for discontinued operations and the disposal of small groups of assets that are recurring in nature but qualify as discontinued operations under subtopic 205-20 Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

On May 10, 2010, the Company received noticed that they had been named as Defendants in a lawsuit whereby the Plaintiffs are seeking a judgment of $6,889 including interest of $1,444 for unpaid invoices. The Company had 30 days to respond to the notice before a default judgment is awarded. As of March 31, 2014 and December 31, 2013, the full amount has been accrued and is included in accounts payable.

In January 2014, the Company received notice of a $39,000 plus interest thereon default judgment issued by the State of New York related to an unpaid service agreement entered with the Plaintiffs on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. As of March 31, 2014, no provision for this claim has been made.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the three months ended March 31, 2014, the Company issued 1,313,333 common shares valued at $129,700 for legal, consulting, and investor relations services rendered.

As of March 31, 2014, the Company had $630,362 (December 31, 2013 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of March 31, 2014, the Company is obligated to issue 1,023,333 common shares valued at $153,500 of which 1,000,000 common shares valued at $150,000 are for consulting services to be rendered over a twelve month period and 23,333 common shares valued at $3,500 are for services rendered by a consultant during the three months ended March 31, 2014.

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
May 15, 2014

By:/s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
May 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Henryk Dabrowski	By:/s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
May 15, 2014	Officer)
May 15, 2014