Form 10-K/A
period 2013-12-31
ALTERNET SYSTEMS INC
filed 2014-06-17
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

None.

Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended December 31, 2013, amends our Annual Report on Form 10-K for the year ended December 31, 2013, which was originally filed with the Securities and Exchange Commission on March 31, 2014 (the "Original 10-K") This amendment is being filed solely to (i) include the audit report, (ii) to amend the section of the report entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934", and (iii) to amend the signature page. Except with respect to the inclusion of the audit report, the section of the report entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934", and the signature page, the Original 10-K has not been amended, updated or otherwise modified.

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

We have audited the accompanying consolidated balance sheets of Alternet Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a working capital and equity deficiencies that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP
Denver, Colorado
March 31, 2014

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that, as of December 31, 2013, no filings under Section 16(a) of the Exchange Act had been made by the Company's officers and directors who served as such during the year ended December 31, 2013. As of December 31, 2013, a total of 4 and 1 transactions had not been reported for Mr. Dabrowski and Mr. Viadero. An indeterminate number of transactions were not reported for Mr. Alvino and Mr. Bjorklund.

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

PART IV

Item 15.      Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Number	Exhibit Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10SB filed on EDGAR on November 6, 2000)
3.2	Certificate of amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 on the report on Form 8-K filed on May 23, 2002)
14.1	Code of Business Conduct (previously filed)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNET SYSTEMS INC.

By: /s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
June 16, 2014

By: /s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
June 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Henryk Dabrowski	By: /s/ Michael T. Viadero
Henryk Dabrowski, President, director	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
June 16, 2014	Officer)
June 16, 2014

By: /s/ Fabio Alvino
Fabio Alvino, director
June 16, 2014
________________________
Robin Bjorklund, director