Form 10-Q
period 2014-06-30
ALTERNET SYSTEMS INC
filed 2014-08-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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
98,205,064 as of August 13, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2014 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	262,349	-
Accounts receivable, net	11,370	-
Sale proceeds held in escrow	667,264	-
Deposits and other assets	18,583	21,785
Investment in digital currency	125,000	-
Current assets of discontinued operations	-	2,048,824
Total current assets	1,084,566	2,070,609
Fixed assets, net	-	2,733

TOTAL ASSETS	1,084,566	2,073,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Checks issued in excess of bank balance	-	168
Accounts payable and accrued charges	1,895,410	1,466,546
Wages payable	862,242	1,672,273
Accrued taxes	546,098	1,671,353
Deferred gain on sale	667,264	-
Other loans payable, net of beneficial conversion feature	574,481	1,543,509
Due to related parties	111,102	102,464
Current liabilities of discontinued operations	-	783,145
Total current liabilities	4,656,597	7,239,458
Long term debt	-	312,667
	4,656,597	7,552,125

Stockholders' equity (deficiency)
Capital stock Authorized: 100,000,000 common shares with a par value of $0.00001 Issued and outstanding: 98,177,055 common shares (2013 - 95,737,389)	981	957
Additional paid-in capital	14,732,465	14,453,693
Private placement subscriptions	630,362	130,362
Share subscription receivable	(375,000)	-
Obligation to issue shares	2,520	2,800
Deferred compensation	(20,000)	(113,125)
Accumulated other comprehensive income	(331,375)	(331,332)
Accumulated deficit	(17,790,155)	(17,939,881)
	(3,150,202)	(3,796,526)
Non-controlling interest	(421,829)	(1,682,257)
	(3,572,031)	(5,478,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	1,084,566	2,073,342

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$

REVENUE	-	1,500	-	1,641

OPERATING EXPENSES
Bad debts	-	-	-	1,771
Depreciation	-	282	2,733	564
Investor relations	5,426	34,808	85,935	59,255
Research and development	-	-	500,000	-
Management and consulting	247,674	512,546	470,325	526,523
Office and general	54,612	13,490	89,811	24,536
Professional fees	159,350	111,124	217,895	168,942
Rent	6,655	9,086	13,988	18,048
Salaries (recovery)	(174,262)	108,980	(143,539)	187,982
Travel	29,535	640	85,604	16,355
	328,990	790,956	1,322,752	1,003,976

NET LOSS BEFORE OTHER ITEMS	(328,990)	(789,456)	(1,322,752)	(1,002,335)

OTHER ITEMS
Interest expense	(17,685)	(139,199)	(56,803)	(236,613)
Gain (loss) on foreign exchange	(266)	48,799	832	48,947
	(17,951)	(90,400)	(55,971)	(187,666)

NET LOSS FROM CONTINUING OPERATIONS	(346,941)	(879,856)	(1,378,723)	(1,190,001)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	-	(2,315)	(12,618)	(2,476)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(346,941)	(877,541)	(1,366,105)	(1,187,525)

DISCONTINUED OPERATIONS	70,014	(511,250)	2,992,537	(705,051)

TOTAL NET AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(276,927)	(1,388,791)	1,626,432	(1,892,576)

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss) attributable to Alternet Systems Inc.	1,626,432	(1,892,576)
Non-controlling interest	(12,618)	(2,476)
Add items not affecting cash
Depreciation	2,733	564
Interest accrued	10,036	98,023
Bad debt expense	-	1,771
Shares for services	245,996	128,286
Accretion of debt discount	-	115,530
Unrealized foreign exchange (gain) loss	(869)	(158,854)
Deferred compensation	123,125	39,375
Changes in non-cash working capital:
Accounts receivable	(11,370)	13,087
Deposits and other assets	3,202	-
Accounts payable and accrued charges	431,384	656,259
Wages payable	(810,031)	708,076
Accrued taxes	(1,125,255)	244,160
Due to related parties	9,507	(1,385)
Net cash provided by (used in) operating activities	492,272	(50,160)

FINANCING ACTIVITIES
Proceeds from loans payable	150,000	363,000
Payments for loans payable	(1,129,064)	(20,000)
Payments for long term debt	(312,667)	-
Checks issued in excess of bank balance	(168)	(3,713)
Share issue costs	-	(21,000)
Net cash (used in) provided by financing activities	(1,291,899)	318,287

EFFECT OF EXCHANGE RATES ON CASH	(43)	(33)

CASH FLOWS FROM CONTINUING OPERATIONS	(799,670)	268,094
CASH FLOWS FROM DISCONTINUED OPERATIONS	1,062,019	(264,195)
NET INCREASE IN CASH DURING THE PERIOD	262,349	3,899

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	262,349	3,899

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc., through its subsidiaries (“Alternet” or the “Company”), plans to enter the digital currency space and provide end to end security for digital currencies, launch its digital currency bank, fully compliant with government regulations, foreign exchange capabilities, offer micro payment services to the unbanked and global diasporas, and alternative financial services to the retail industry emerging markets. Previously, the Company provided leading edge mobile financial solutions and mobile security and related solutions with the former being offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter being offered globally. As detailed in Note 7, Discontinued Operations, the Company, with the ATS Transaction discontinued providing mobile financial solutions and mobile security.

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2014 the Company had a working capital deficiency of $3,572,031. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the following companies:

•	Alternet Systems Inc.
•	AI Systems Group, Inc., a wholly owned subsidiary of Alternet
•

Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet Alternet Transactions Systems, Inc. (“ATS”), a wholly owned subsidiary of Alternet (formerly a 51% owned subsidiary. See Note 7, Discontinued Operations)

•	Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
•	International Mobile Security (“IMS”), Inc, a 60% owned subsidiary of Alternet
•	Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.

The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Revenue Recognition

Up to March 4, 2014, the Company entered into sales arrangements that may have provided for multiple deliverables to a customer. Software sales may have included the sale of a software license, implementation/customization services, and/or ongoing support services.

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

The Company concluded that all of the services included in multiple-deliverable arrangements executed had standalone values when multiple deliverables included in an arrangement are separated into different units of accounting. The arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

The Company has not established VSOE for a majority of its revenue due to lack of pricing consistency, the customer specific requests, and other factors. Accordingly, the Company used its BESP to determine the relative selling price.

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

Revenue was recognized upon delivery or when services were performed, provided that persuasive evidence of a sales arrangement existed, both title and risk of loss passed to the customer, and collection was reasonably assured. Persuasive evidence of a sales arrangement existed upon execution of a written sales agreement or signed purchase order that constituted a fixed and legally binding commitment between the Company and the buyer. Specifically, revenue from the sale of licenses was recognized when the title of the license transferred to the customer while revenue from implementation/customization services performed was recognized upon successful completion of a User Acceptance Test (“UAT”). If a successful UAT was never achieved and the sales arrangement was cancelled, the Company recognized any deferred revenue not required to be refunded to the customer.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $125,000 as of June 30, 2014. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not record any significant impairments on long-lived assets during the six months ended June 30, 2014 and 2013. Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the six months ended June 30, 2014 and 2013.

Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Topic 260 requires presentation of both basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

At June 30, 2014 and December 31, 2013 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is effective for annual reporting periods beginning after December 15, 2016. ASU No 2014-09 addresses concerns about weaknesses and inconsistencies in revenue recognition across entities, industries, jurisdictions, and capital markets. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU is effective for annual reporting periods beginning after December 15, 2015. ASU No 2014-12 clarifies the diverse accounting treatments used by entities to account for awards based on performance targets achieved after the requisite period. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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
June 30, 2014
(Unaudited)

NOTE 3 – FIXED ASSETS

		June 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	320,933	-
Computer software	75,128	75,128	-
Equipment	10,576	10,576	-

	406,637	406,637	-

		December 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	319,700	1,233
Computer software	75,128	73,866	1,262
Equipment	10,576	10,338	238

	406,637	403,904	2,733

Depreciation expense for the six months ended June 30, 2014 and 2013 was $2,733 and $564, respectively.

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the six months ended June 30, 2014, $Nil (June 30, 2013 – $8,596) of the debt discount was amortized. As of June 30, 2014, $52,254 (December 31, 2013 - $50,051) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the six months ended June 30, 2014, $Nil (June 30, 2013 - $17,419) of the debt discount was amortized. As of June 30, 2014, $70,093 (December 31, 2013 - $67,118) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the six months ended June 30, 2014, $Nil (June 30, 2013 - $49,741) of the debt discount was amortized. As of June 30, 2014, $92,953 (December 31, 2013 - $88,986) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Convertible Debentures

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the six months ended June 30, 2014, $Nil (June 30, 2013 - $33,896) of the debt discount was amortized. As of June 30, 2014, $91,441 (December 31, 2013 - $87,474) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the six months ended June 30, 2014, $Nil (June 30, 2013 - $5,877) of the debt discount was amortized. As of June 30, 2014, $55,932 (December 31, 2013 - $53,452) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

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

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013. All other terms remained the same. In April 2014, the note was renewed retroactively from December 29, 2013 until December 29, 2014 which included interest of $1,025 being capitalized to the principal. As of June 30, 2014, the Company has accrued $1,088 (December 31, 2013 - $1,036) of interest relating to this loan. The balance owing of $22,666 is included in due to related parties.

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of June 30, 2014, the Company has accrued $6,441 (December 31, 2013 - $3,839) of interest relating to this loan.

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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of June 30, 2014, the Company has accrued $2,818 (December 31, 2013 - $1,517) of interest relating to this loan.

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

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. As of June 30, 2014, Company has accrued $4,407 (December 31, 2013 - $4,198) of interest on a principal balance of $110,164 (December 31, 2013 - $104,959).

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 25, 2015. On June 11, 2014, the Company paid the creditor $50,000 of which $1,600 was applied to the accrued interest and $48,400 was applied to the principal outstanding. As of June 30, 2014, Company has accrued $130 (December 31, 2013 - $1,812) of interest on a principal balance of $6,682 (December 31, 2013 - $52,479).

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On October 15, 2013, the Company signed a new promissory note with a creditor for a total of $500,000 which is to be disbursed to the Company in three tranches: Tranche A - $200,000 (received in November 2013); Tranche B - $150,000 (received in December 2013); and Tranche C - $150,000 (received in January 2014). The note had a maturity date of April 15, 2014 and bears interest at 5% per annum. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS as is required in order for the shareholding of the creditor, when added to the 49% shareholding of Utiba, be equal to 52.57% of the entire issued share capital of ATS. As of December 31, 2013, the balance on the loan was $351,382 which includes $1,382 of accrued interest. On March 6, 2014, the Company paid the creditor $505,063 as full repayment of the loan.

NOTE 5 – LONG-TERM DEBT

On August 5, 2013, the Company signed a new promissory note with a creditor for a total of $550,000 which was to be disbursed to the Company in three tranches: Tranche A - $100,000 (received in June 2013); Tranche B - $200,000 by August 31, 2013 (received $100,000 in August 2013 and $100,000 in September 2013); and Tranche C - $250,000 by September 30, 2013 (outstanding as it has not yet been received by the Company). The note had a maturity date of December 31, 2015 and bears interest at 10% per annum with 5% per annum being capitalized to the loan and 5% per annum being payable in cash at each disbursements’ respective anniversary date. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS at two times the principal amount outstanding with an exercise price being equal to ATS’s capital stock and paid in capital for the month immediately prior to the Event of Default divided by the total outstanding shares of ATS of the same month. As of December 31, 2013, the balance on the loan was $312,667 which included $12,667 of accrued interest. On March 6, 2014, the Company paid the creditor $318,084 as full repayment of the loan.

NOTE 6 – CAPITAL STOCK Common Shares

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

During the six months ended June 30, 2014, the Company:

•	issued 2,439,666 common shares valued at $248,797 for legal, consulting, and investor relations services rendered;
•	issued 1,000,000 common shares valued at $80,000 for consulting services to be rendered over a twelve month period which were included in deferred compensation (see Note 9); and
•	cancelled 1,000,000 common shares valued at $50,000 previously issued for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation (see Note 9).

During the year ended December 31, 2013, the Company:

•	issued 1,140,590 common shares valued at $145,388 for employment incentives in accordance with employment agreements;
•	issued 2,840,596 common shares valued at $199,048 for legal, consulting, and investor relations services rendered;
•	issued 700,000 common shares valued at $105,000 for investor relations to be rendered over a twelve month period which were included in deferred compensation (See Note 9); and
•	issued 2,000,000 common shares valued at $100,000 for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation (See Note 9).

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 6 – CAPITAL STOCK (continued)

As of June 30, 2014, the Company had $630,362 (December 31, 2013 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of June 30, 2014, the Company is obligated to issue 28,000 common shares valued at $2,520 for services rendered by a consultant during the six months ended June 30, 2014.

Income (Loss) Per Share

For the six months ended June 30, 2014 and 2013, the Company had a weighted average of 96,569,162 and 83,995,582 common shares outstanding, respectively, resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.01) (June 30, 2013 - $(0.01)), basic and diluted net and comprehensive income (loss) per common share from discontinued operations of $0.03 (June 30, 2013 – $(0.01)), and basic and diluted net and comprehensive income (loss) per common share of $0.02 (June 30, 2013 - $(0.02)) .

For the three months ended June 30, 2014 and 2013, the Company had a weighted average of 96,894,029 and 84,487,009 common shares outstanding, respectively, resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $0.00 (June 30, 2013 - $(0.02)), basic and diluted net and comprehensive income (loss) per common share from discontinued operations of $0.00 (June 30, 2013 – $(0.01)), and basic and diluted net and comprehensive loss per common share of $0.00 (June 30, 2013 - $(0.02)) .

NOTE 7 – DISCONTINUED OPERATIONS

On October 15, 2013 and subsequently amended in its entirety on January 6, 2014, the Company, Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, ATS, and Utiba Guatemala entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba, as described below (the “ATS Transaction”). For such transaction to proceed, the Company required shareholders’ approval which was obtained on February 21, 2014.

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

2

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000. The Company is recognizing the full amount as income on closing as it does not intend to compete in the this industry in the future.

3	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000.

4	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

On March 4, 2014, the ATS Transaction closed pursuant to which the Company received $4,928,036 in proceeds. An additional $667,264 is being held in escrow to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. The escrow funds are included in sale proceeds held in escrow and deferred gain on sale.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS (continued)

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

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$
Revenue	-	518,082	155,036	954,917
Cost of Sales	-	335,133	142,441	651,831
Gross Margin	-	182,949	12,595	303,086
Operating Expenses	(70,014)	1,138,360	479,252	1,668,101
Net Income (Loss) Before Other Items	70,014	(955,411)	(466,657)	(1,365,015)
Other Items	-	(47,040)	(12,119)	(17,438)
Non-Compete Income	-	-	2,200,000	-
Shareholder Release Income	-	-	200,000	-
Gain on Disposal of Assets	-	-	867,653	-
Net Income (Loss) Before Non-Controlling Interest	-	(1,002,451)	2,788,877	(1,382,453)
Non-Controlling Interest	-	(491,201)	(203,660)	(677,402)

Discontinued Operations for Alternet Systems, Inc.	70,014	(511,250)	2,992,537	(705,051)

The Company will not have any taxes owing on the income earned from the discontinued operation as it has tax losses from prior years which are available to be utilized for tax purposes.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS (continued)

The table below details the Company’s gain on disposal of assets at June 30, 2014:

Six Months
Ended
June 30, 2014
$
Total funds received	4,928,036
Less: Funds relating to non-compete and shareholder release income	(2,400,000)
Net funds received	2,528,037
Liabilities assumed by the purchaser	177,401
Total proceeds	2,705,438
Assets sold	(1,837,785)

Gain on disposal of assets	867,653

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013
	$	$
Operating Activities	(494,210)	(240,111
Investing Activities	1,630,311	-
Financing Activities	(74,082)	(24,084)

Cash Flows From Discontinued Operations	1,062,019	(264,195)

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2014, a total of $789,714 (December 31, 2013 - $1,637,710) was payable to directors and officers of the Company of which $767,048 (December 31, 2013 – $668,195) was non-interest bearing and had no specific terms of repayment, $22,666 (December 31, 2013 - $21,589) related to loans detailed in Note 4, and $Nil (December 31, 2013 - $947,926) related to unpaid wages of prior years accruing interest at 10% per annum. Of the amount payable, $14,752 (December 31, 2013 - $145,229) was included in accounts payable for expense reimbursements, $757,476 (December 31, 2013 - $1,484,802) was included in wages payable for accrued fees and capitalized interest, and $17,846 (December 31, 2013 - $7,679) was included in due to related parties.

During the six months ended June 30, 2014, the Company expensed a total of $231,458 (June 30, 2013 - $682,500) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $70,417 (June 30, 2013 - $682,500) has been accrued and $161,041 (June 30, 2013 - $Nil) has been paid in cash.

As of June 30, 2014, the Company’s discontinued operations held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (December 31, 2013 - $789,565; VEF 6,674,709) which the Company fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $93,916 (VEF 5,971,438) (December 31, 2013 - $94,784; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 9 - DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make monthly payments to the consultant of $5,000 if the Company was able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The Company also agreed to issue to the consultant 700,000 shares of common stock, in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares had been issued to the consultant. The value of the services is being expensed on a straight-line basis over the life of the contract. During the six months ended June 30, 2014, the Company expensed $13,125 (June 30, 2013 - $39,375) to investor relations. The contract was expensed in full by February 15, 2014.

In October 2013, the Company signed an investor relations agreement with another consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make two monthly payments to the consultant of $10,000 from the date of signing (paid). The Company also agreed to issue to the consultant 2,000,000 shares of common stock based on certain benchmarks. On November 6, 2013, the Company issued 2,000,000 common shares in the name of the consultant valued at $0.05 per share, the closing price of the stock on the issue date, for a total value of $100,000 of which none have been delivered to the consultant. The 2,000,000 shares will be delivered to the consultant when the benchmarks of the contract have been met. If the contract is terminated and the consultant does not meet the stages of the benchmarks, the Company may cancel any shares not delivered to the consultant. The value of the services is being expensed when the benchmarks are met. As at June 30, 2014, two of the benchmarks were met (December 31, 2013 – none); as such, the Company issued 1,000,000 common shares (December 31, 2013 – Nil) to the consultant and expensed $50,000 to investor relations. In April 2014, the Company terminated the contract with the consultant and cancelled the remaining 1,000,000 common shares.

On February 18, 2014, the Company signed a consulting agreement with a consultant to provide strategic business consulting services for a term of one year. Under the agreement, the Company agreed to make monthly payments of $6,500 to the consultant and to issue the consultant 1,000,000 shares of common stock. On June 9, 2014, the Company issued the 1,000,000 common shares in the name of the consultant valued at $0.08 per share, the closing price of the stock on the issue date, for a total value of $80,000. The value of the services is being expensed on a straight-line basis over six months, the term stipulated in the contract. During the six months ended June 30, 2014, the Company expensed $60,000 to consulting fees.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the six months ended June 30, 2014, the Company expensed $123,125 (six months ended June 30, 2013 -$39,375) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

NOTE 10 – OPERATING LEASES

The Company leases its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expires in March 2015 and can be renewed at such time for a similar or longer term. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease on another property.

Lease expense totaled $10,078 and $8,383 during the three months ended June 30, 2014 and 2013, respectively.

The Company is required to make $14,400 in future minimum rental payments under the operating lease agreement.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE 11 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months ended
	June 30,
	2014	2013
	$	$
Supplemental cash flow disclosures:
Interest paid during the period in cash	88,954	11,868
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares obligated to be issued	2,520	34,975
Shares issued for share issue costs	-	21,000
Shares issued for deferred compensation	80,000	105,000
Shares issued for wages and related benefits payable	-	85,795
Value of beneficial conversion feature	-	75,333
Deferred gain from funds held in escrow	667,264	-
Shares issued for investment in digital currency	125,000	-
Cancellation of shares issued for deferred compensation	50,000	-

NOTE 12 – FAIR VALUE

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

NOTE 13 – LAWSUIT

In January 2014, the Company received notice of a $39,000 plus interest thereon default judgment issued by the State of New York related to an unpaid service agreement entered with the Plaintiffs on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. As of June 30, 2014, no provision for this claim has been made.

NOTE 14 – SUBSEQUENT EVENTS

  On July 9, 2014, the Company issued 28,000 common shares valued at $2,520 to an investor relations consultant for a previously recorded obligation to issue shares valued at $2,520.

Events occurring after June 30, 2014 were evaluated through the date this Interim Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in our annual report on Form 10-K/A for the year ended December 31, 2013, filed with the Securities and Exchange Commission on June 17, 2014, particularly in the section entitled "Risk Factors”.

Our condensed consolidated interim financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

As mentioned in Note 7, effective March 4, 2014, Alternet Systems Inc. sold effectively all of Alternet Transaction Systems, Inc.’s (“ATS”) business and assets to Utiba, As a result the Company is no longer engaged in providing mobile financial services. Along the vision outlined below, in the first quarter, the Company entered into its first arrangement in the digital currency industry. The Company also expects to pursue potential opportunities to grow through mergers and acquisitions. The Company has identified several opportunities and initiated initial discovery processes.

Alternet’s vision is based on the following principles

Cloud based, secure, regulatory compliant, global currencies are needed to service this emerging market. As the usage and dependence of Smart Mobile Devices continues to increase there will be a need for more intelligent and effective Money.

In 2014, the Company’s expected milestones are:

•	to enter into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven;
•

to provide end to end security for digital currencies; the company has entered into a strategic joint venture with BIOMETRY for "BioME", which replaces passwords and PINs through the combination of dynamic facial and voice recognition in a unique ID system;

•	to launch the digital currency bank, fully compliant with government regulations, FX exchange capabilities;
•	to invest in micro payment services to the unbanked and global diasporas;
•	to invest in alternative financial services to the retail industry emerging markets;
•	to attract key talent specialized in the digital economy; and
•	. to prepare to apply to list our common stock on a national securities exchange.

VEN is a global digital currency traded in international financial markets and originally used by members of a social network service, Hub Culture, to buy, share, and trade knowledge, goods, and services. The value of Ven is determined on the financial markets from a basket of currencies, commodities and carbon futures. It trades against major currencies at floating exchange rates.

Hub Culture is an invitation-led social network service that operates the global digital currency Ven, and according to its website, is "the first to merge online and physical world environments." It was founded in November 2002. The Hub Culture group of companies is privately held with offices in Bermuda, Hong Kong, London and New York, with a network of knowledge brokers in over 20 locations worldwide. The web site is www.hubculture.com.

In the first quarter we entered into a relationship with VEN and Hub Culture to become a VEN Authority. This relationship will allow us to become an issuer of the VEN Currency on a global basis, leveraging the experience and the strength of this Digital Currency. We expect to start generating revenues from the sale of the currency, by the end of 2014.

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

Results of Operations:

The three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and one majority owned subsidiary, International Mobile Security, Inc. (“IMS”). Alternet has a controlling interest in IMS.

Upon closing of the ATS Transaction described in Note 7 of the financial statements, the Company acquired the 49% non-controlling in Alternet Transactions Systems, Inc. (“ATS”), doing business as Utiba Americas, increasing the Company’s ownership to 100%.

Net Sales

For the three months ended June 30, 2014 and 2013, the Company had net sales of $Nil and $1,500, respectively. For the six months ended June 30, 2014 and 2013, the Company had net sales of $Nil and$1,641, respectively. The low sales were a result of the Company focusing its efforts on ATS, which was classified as a discontinued operation at December 31, 2013. All revenue earned by ATS up to March 4, 2014 is included in discontinued operations.

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended June 30, 2014 and 2013 totaled $328,990 and$790,956, respectively.. The table below details the major changes in administrative expenditures for the three months ended June 30, 2014 and 2013.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013
Investor relations	Decrease of $29,382	Reduced investor communications was required during the quarter ended June 30, 2014.
Management and consulting	Decrease of $264,872	The quarter ended June 30, 2013 included management bonuses of $455,000 which were not awarded in the current period.
Office and general	Increase of $41,122	Increased online marketing due to the Company rebranding its image after the closing of the ATS Transaction.
Professional fees	Increase of $48,226	Increased accounting fees relating to the filing of quarterly reports and payroll tax payments.
Salaries (recovery)	Decrease of $283,242

The quarter ended June 30, 2013 included an estimate for payroll tax penalties and interest of $100,318. The quarter ended June 30, 2014 included a reversal of $192,910 of estimated interest that was over accrued in fiscal 2013.

Travel	Increase of $28,895	Increased need for travel for meetings and due diligence on new initiatives being explored by the Company.

The operating and administrative expenses for the six months ended June 30, 2014 and 2013 totaled $1,322,752 and $1,003,976, respectively. The table below details the major changes in administrative expenditures for the six months ended June 30, 2014 and 2013.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013
Investor relations	Increase of $26,680	Additional investor communications was required during the period ended June 30, 2014 due to the ATS Transaction.
Research and development	Increase of $500,000	In 2014, the Company paid a fee of $500,000 in connection with the ability to offer and promote digital currency.
Management and consulting	Decrease of $56,198

A majority of the management and consulting fees incurred in 2013 related to ATS. Subsequent to the ATS Transaction, the management fees incurred by Alternet were no longer being charged to ATS as the operations of ATS had been discontinued. Additionally, the period ended June 30, 2013 included management bonuses of $455,000 which were not awarded in the current period.

Office and general	Increase of $65,275	Increased online marketing due to the Company rebranding its image after the closing of the ATS Transaction.
Professional fees	Increase of $48,953	Increased accounting fees relating to the filing of quarterly reports and payroll tax payments.
Salaries	Decrease of $331,521

The period ended June 30, 2013 included an estimate for payroll tax penalties and interest of $112,098. The quarter ended June 30, 2014 included a reversal of $192,910 of estimated interest that was over accrued in fiscal 2013.

Travel	Increase of $69,249	Increased need for travel for meetings and due diligence on new initiatives being explored by the Company.

Interest and Other Expenses

The Company’s interest expense decreased to $17,685 for the three months ended June 30, 2014 and $56,803 for the six months ended June 30, 2014 compared to $139,199 and $236,613 for the three and six months ended June 30, 2013.This was due to the decrease in loans outstanding during the period, reflecting the repayment of several loans payable.

Net Income (Loss)

For the three months ended June 30, 2014, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(346,941) or $(0.00) per share and an overall net and comprehensive loss of $(276,927) or $(0.00) per share, a decrease of 60.46% and 80.06% respectively, when compared to the corresponding three months ended June 30, 2013 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(877,541) or $(0.02) per share and an overall net and comprehensive loss of $(1,388,791) or $(0.02) per share.

For the six months ended June 30, 2014, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(1,366,105) or $(0.01) per share and an overall net and comprehensive income (loss) of $1,626,432 or $0.02 per share, an increase of 15.04% and a decrease of 185,944% respectively, when compared to the corresponding six months period ended June 30, 2013 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(1,187,525) or $(0.01) per share and an overall net and comprehensive income (loss) of $(1,892,576) or $(0.02) per share.

The increased losses from continuing operations is mostly attributable to an Authority fee the Company was required to pay to be able to promote the Ven digital currency while the overall income is primarily attributable to the sale of ATS’s Assets.

Liquidity and Capital Resources

As of June 30, 2014, the Company had $262,349 (December 31, 2013 – $Nil) cash in the bank, accounts receivable of $11,370 (December 31, 2013 – $Nil), and sale proceeds held in escrow relating to the ATS Transaction of $667,264 (December 31, 2013 – $Nil). At June 30, 2014, the Company had a working capital deficiency of $3,572,031 (December 31, 2013 – $5,168,849). The Company is currently pursuing financing, and has engaged an investment bank to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,895,410 at June 30, 2014 compared to accounts payable of $1,466,546 at December 31, 2013. As at June 30, 2014, the Company’s current liabilities were $4,656,597, a reduction of $2,582,861 from the current liabilities of $7,239,458 at December 31, 2013.

Plan of Operation

In 2014 Alternet will seek to transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency and the mobile and digital security fields. Our goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

The new vision of Alternet is to accelerate the future of money through the creation of a digital bank, building security around the digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency

Our new product and service will offer consumers and businesses the cost savings and speed associated with the internet while being compliant with anti-money laundering procedures in place at US brokerage firms and banks

In 2014, the Company’s expected milestones are:

•	to enter into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven;
•

to provide end to end security for digital currencies; the company has entered into a strategic joint venture with BIOMETRY for "BioME", which replaces passwords and PINs through the combination of dynamic facial and voice recognition in a unique ID system;

•	to launch the digital currency bank, fully compliant with government regulations, FX exchange capabilities;
•	to invest in micro payment services to the unbanked and global diasporas;
•	to invest in alternative financial services to the retail industry emerging markets;
•	to attract key talent specialized in the digital economy; and
•	. to prepare to apply to list our common stock on a national securities exchange.

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charges related to long-lived assets during the six months ended June 30, 2014 and 2013.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognized an impairment charges related to indefinite lived intangible assets during the six months ended June 30, 2014 and 2013.

Revenue Recognition

Up to March 4, 2014, the Company entered into sales arrangements that may have provided for multiple deliverables to a customer. Software sales may have included the sale of a software license, implementation/customization services, and/or ongoing support services.

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

The Company concluded that all of the services included in multiple-deliverable arrangements executed had standalone values when multiple deliverables included in an arrangement are separated into different units of accounting. The arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The Company determines the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, or its best estimate of selling price (“BESP”), if VSOE is not available. The Company has determined that third-party evidence of selling price (“TPE”) is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third party pricing information. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

The Company has not established VSOE for a majority of its revenue due to lack of pricing consistency, the customer specific requests, and other factors. Accordingly, the Company used its BESP to determine the relative selling price.

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

Revenue was recognized upon delivery or when services were performed, provided that persuasive evidence of a sales arrangement existed, both title and risk of loss passed to the customer, and collection was reasonably assured. Persuasive evidence of a sales arrangement existed upon execution of a written sales agreement or signed purchase order that constituted a fixed and legally binding commitment between the Company and the buyer. Specifically, revenue from the sale of licenses was recognized when the title of the license transferred to the customer while revenue from implementation/customization services performed was recognized upon successful completion of a User Acceptance Test (“UAT”). If a successful UAT was never achieved and the sales arrangement was cancelled, the Company recognized any deferred revenue not required to be refunded to the customer.

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

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $125,000 as of March 31, 2014. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

Income (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Topic 260 requires presentation of both basic and diluted earnings per share (EPS). Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including warrants using the treasury stock method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

At June 30, 2014 and December 31, 2013 the Company had no warrants or options outstanding to consider in income (loss) per share calculation.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is to be applied prospectively for all disposals of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015. Additionally, this ASU is to be applied to all business activated that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. ASU No 2014-08 addresses concerns about the accounting for discontinued operations and the disposal of small groups of assets that are recurring in nature but qualify as discontinued operations under subtopic 205-20. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is effective for annual reporting periods beginning after December 15, 2016. ASU No 2014-09 addresses concerns about weaknesses and inconsistencies in revenue recognition across entities, industries, jurisdictions, and capital markets. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU is effective for annual reporting periods beginning after December 15, 2015. ASU No 2014-12 clarifies the diverse accounting treatments used by entities to account for awards based on performance targets achieved after the requisite period. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

In January 2014, the Company received notice of a $39,000 plus interest thereon default judgment issued by the State of New York related to an unpaid service agreement entered with the Plaintiffs on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. As of June 30, 2014, no provision for this claim has been made.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the three months ended June 30, 2014, the Company:

•	issued 1,126,333 common shares valued at $119,097 for legal, consulting, and investor relations services rendered;
•	issued 1,000,000 common shares valued at $80,000 for consulting services to be rendered over a six month period which were included in deferred compensation ; and
•	cancelled 1,000,000 common shares valued at $50,000 previously issued for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation.

As of June 30, 2014, the Company had $630,362 (December 31, 2013 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

As of June 30, 2014, the Company is obligated to issue 28,000 common shares valued at $2,520 for services rendered by a consultant during the six months ended June 30, 2014.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Number	Exhibit Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed onits behalf by the undersigned thereunto duly authorized.

ALTERNET SYSTEMS INC.

By:/s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
August 14, 2014

By:/s/ Michael T. Viadero
Michael T. Viadero, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
August 14, 2014