Form 10-Q
period 2014-09-30
ALTERNET SYSTEMS INC
filed 2014-11-14
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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
98,233,064 as of September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	6,235	-
Sale proceeds held in escrow	667,264	-
Deposits and other assets	2,000	21,785
Investment in digital currency	122,671	-
Current assets of discontinued operations	-	2,048,824
Total current assets	798,170	2,070,609
Fixed assets, net	-	2,733

TOTAL ASSETS	798,170	2,073,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Checks issued in excess of bank balance	-	168
Accounts payable and accrued charges	1,907,213	1,466,546
Wages payable	770,101	1,672,273
Accrued payroll taxes	171,427	1,671,353
Deferred gain on sale	667,264	-
Other loans payable, net of beneficial conversion feature	848,679	1,543,509
Due to related parties	65,668	102,464
Current liabilities of discontinued operations	-	783,145
Total current liabilities	4,430,352	7,239,458
Long term debt	-	312,667
	4,430,352	7,552,125
Stockholders' equity (deficiency)

Capital stock Authorized: 500,000,000 common stock with a par value of $0.00001 Issued and outstanding: 98,233,055 common shares (2013 - 95,737,389)	982	957
Additional paid-in capital	14,736,385	14,453,693
Private placement subscriptions	630,362	130,362
Share subscription receivable	(375,000)	-
Obligation to issue shares	-	2,800
Deferred compensation	-	(113,125)
Accumulated other comprehensive income	(331,411)	(331,332)
Accumulated deficit	(18,293,500)	(17,939,881)
	(3,632,182)	(3,796,526)
Non-controlling interest	-	(1,682,257)
	(3,632,182)	(5,478,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	798,170	2,073,342

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$

REVENUE	-	1,501	-	3,142

OPERATING EXPENSES
Bad debts	-	5,875	-	7,646
Depreciation	-	283	2,733	847
Investor relations	11,745	32,441	97,680	91,696
Research and development	-	-	500,000	-
Management and consulting	174,800	22,103	645,125	548,626
Office and general	32,536	10,468	122,347	35,004
Professional fees	52,183	14,987	270,078	183,929
Rent	6,784	8,038	20,772	26,086
Payroll (recovery), net	(62,521)	325,092	(206,060)	513,075
Travel	812	1,748	86,416	18,103
	216,339	421,035	1,539,091	1,425,011

NET LOSS BEFORE OTHER ITEMS	(216,339)	(419,534)	(1,539,091)	(1,421,869)

OTHER ITEMS
Interest expense, net	(24,688)	(83,245)	(81,491)	(319,858)
Gain on foreign exchange	31,654	5,984	32,486	54,931
Unrealized loss on investment	(2,329)	-	(2,329)	-
Forgiveness and adjustment of accounts payable	-	18,425	-	18,425
	4,637	(58,836)	(51,334)	(246,502)

NET LOSS FROM CONTINUING OPERATIONS	(211,702)	(478,370)	(1,590,425)	(1,668,371)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	34,311	(9,174)	21,693	(11,650)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(246,013)	(469,196)	(1,612,118)	(1,656,721)

DISCONTINUED OPERATIONS	14,394	(383,152)	3,006,931	(1,088,203)

TOTAL NET AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(231,619)	(852,348)	1,394,813	(2,744,924)

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss) attributable to Alternet Systems Inc.	1,394,813	(2,744,924)
Non-controlling interest	21,693	(11,650)
Add items not affecting cash
Depreciation	2,733	847
Interest accrued	34,234	175,009
Bad debt expense	-	7,646
Shares for services	249,917	253,041
Unrealized loss on investments	2,329	-
Accretion of debt discount	-	143,590
Unrealized foreign exchange gain	(32,174)	(131,707)
Deferred compensation	143,125	65,625
Changes in non-cash working capital:
Accounts receivable	-	11,587
Deposits and other assets	19,785	-
Accounts payable and accrued charges	440,667	671,552
Wages payable	(786,380)	814,619
Accrued taxes	(1,499,926)	735,276
Due to related parties	(4,622)	53,883
Net cash (used in) provided by operating activities	(13,806)	44,394

FINANCING ACTIVITIES
Proceeds from loans payable	400,000	363,000
Payments on loans payable	(1,129,064)	(54,338)
Payments on long term debt	(312,667)	-
Checks issued in excess of bank balance	(168)	(3,713)
Share issue costs	-	(21,000)
Net cash (used in) provided by financing activities	(1,041,899)	283,949

EFFECT OF EXCHANGE RATES ON CASH	(79)	(23)

CASH FLOWS FROM CONTINUING OPERATIONS	(1,055,783)	328,320
CASH FLOWS FROM DISCONTINUED OPERATIONS	1,062,019 8	(327,228)
NET INCREASE IN CASH DURING THE PERIOD	6,235	1,092

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	6,235	1,092

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc., through its subsidiaries (“Alternet” or the “Company”), plans to enter the digital currency space and provide end to end security for digital currencies, launch its digital currency bank, fully compliant with government regulations, foreign exchange capabilities, offer micro payment services to the unbanked and global diasporas, and alternative financial services to the retail industry emerging markets. Previously, the Company provided leading edge mobile financial solutions and mobile security and related solutions with the former being offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter being offered globally. As detailed in Note 7, Discontinued Operations, the Company, pursuant to the ATS Transaction, discontinued providing mobile financial solutions and mobile security.

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2014 the Company had a working capital deficiency of $3,632,182. The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with SEC on June 17, 2014. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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
  International Mobile Security (“IMS”), Inc, a wholly owned subsidiary of Alternet (formerly a 60% owned subsidiary)
  Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
  OneMarket, Inc., a wholly owned subsidiary of Alternet
  Alternet Payment Solutions, LLC, a wholly owned subsidiary of Alternet.

The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
September 30, 2014
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

Subsequent to March 4, 2014 the Company implemented the criteria outlined in SAB 104 and recognizes revenue when:
-	persuasive evidence of an arrangement exists;
-	delivery has occurred or services have been rendered;
-	the seller’s price to the buyer is fixed or determinable; and
-	collectability is reasonably assured.

Research and Development

The Company expenses costs when incurred for items associated with researching and developing new sources of revenue.

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $122,671, net of $2,329 of unrealized losses, as of September 30, 2014. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it the Company determines that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not record any significant impairments on long-lived assets during the nine months ended September 30, 2014 and 2013. Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize any impairment charges related to indefinite lived intangible assets during the nine months ended September 30, 2014 and 2013.

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

At September 30, 2014 and December 31, 2013 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for its share-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation-Stock Compensation. The Company utilizes the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. The Company uses the straight-line method of attributing the value of share-based compensation expense for all stock option grants over the requisite service period.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU is effective for annual reporting periods beginning after December 15, 2015. ASU No 2014-12 clarifies the diverse accounting treatments used by entities to account for awards based on performance targets achieved after the requisite period. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern This ASU is effective for annual reporting periods ending after December 15, 2016. ASU No 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 3 – FIXED ASSETS

	September 30, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	320,933	-
Computer software	75,128	75,128	-
Equipment	10,576	10,576	-

	406,637	406,637	-

	December 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	319,700	1,233
Computer software	75,128	73,866	1,262
Equipment	10,576	10,338	238

	406,637	403,904	2,733

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $2,733 and $847, respectively.

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the nine months ended September 30, 2014, $Nil (September 30, 2013 – $8,596) of the debt discount was amortized. As of September 30, 2014, $53,374 (December 31, 2013 - $50,051) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the nine months ended September 30, 2014, $Nil (September 30, 2013 - $17,419) of the debt discount was amortized. As of September 30, 2014, $71,605 (December 31, 2013 - $67,118) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the nine months ended September 30, 2014, $Nil (September 30, 2013 - $49,741) of the debt discount was amortized. As of September 30, 2014, $94,970 (December 31, 2013 - $88,986) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Convertible Debentures

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the nine months ended September 30, 2014, $Nil (September 30, 2013 - $53,886) of the debt discount was amortized. As of September 30, 2014, $93,458 (December 31, 2013 - $87,474) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the nine months ended September 30, 2014, $Nil (September 30, 2013 - $13,947) of the debt discount was amortized. As of September 30, 2014, $57,192 (December 31, 2013 - $53,452) of principal and accrued interest was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

Other Loans Payable

On January 25, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $20,000 plus interest at 10% per annum on April 25, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $2,864 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same. The combined loan was paid in full on September 22, 2014.

On February 9, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $5,000 plus interest at 10% per annum on May 9, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $6,324 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same. The combined loan was paid in full on September 22, 2014.

On February 11, 2011, the Company signed a promissory note whereby the Company agreed to repay a director $8,988 plus interest at 10% per annum on May 11, 2011. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. On July 1, 2013, the director combined this loan with a total unpaid principal and interest balance of $11,365 with two other matured loans and extended the maturity date to December 29, 2013. All other terms remained the same. The combined loan was paid in full on September 22, 2014.

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013. All other terms remained the same. In April 2014, the note was renewed retroactively from December 29, 2013 until December 29, 2014 which included interest of $1,025 being capitalized to the principal. As of September 30, 2014, the Company has accrued $Nil (December 31, 2013 - $1,036) of interest relating to this loan. On September 22, 2014, the Company paid the director $23,156 as full repayment of the loan.

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
September 30, 2014
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of September 30, 2014, the Company has accrued $7,764 (December 31, 2013 - $3,839) of interest relating to this loan.

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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of September 30, 2014, the Company has accrued $3,479 (December 31, 2013 - $1,517) of interest relating to this loan.

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

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. As of September 30, 2014, Company has accrued $7,183 (December 31, 2013 - $4,198) of interest on a principal balance of $110,164 (December 31, 2013 - $104,959).

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 25, 2015. On June 11, 2014, the Company paid the creditor $50,000 of which $1,600 was applied to the accrued interest and $48,400 was applied to the principal outstanding. As of September 30, 2014, Company has accrued $298 (December 31, 2013 - $1,812) of interest on a principal balance of $6,682 (December 31, 2013 - $52,479).

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
September 30, 2014
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On October 15, 2013, the Company signed a new promissory note with a creditor for a total of $500,000 which was disbursed to the Company in three tranches: Tranche A - $200,000 (received in November 2013); Tranche B - $150,000 (received in December 2013); and Tranche C - $150,000 (received in January 2014). The note had a maturity date of April 15, 2014 and bears interest at 5% per annum. In the event of default, the creditor is able to convert the unpaid principal and interest into common shares of ATS as is required in order for the shareholding of the creditor, when added to the 49% shareholding of Utiba, be equal to 52.57% of the entire issued share capital of ATS. As of December 31, 2013, the balance on the loan was $351,382 which includes $1,382 of accrued interest. On March 6, 2014, the Company paid the creditor $505,063 as full repayment of the loan.

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 10% per annum on January 24, 2015. As of September 30, 2014, Company has accrued $11,342 of interest.

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

NOTE 6 – CAPITAL STOCK

On September 25, 2014 the Company ‘s Shareholders approved amending the Company’s Articles of Incorporation to increase its authorized capital stock to 510,000,000 shares of which 500,000,000 shared are common stock and 10,000,000 sharesare preferred stock.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of the Company’s common stock with a par value of $0.00001. During the nine months ended September 30, 2014, the Company:

  issued 2,495,666 common shares valued at $252,717 for legal, consulting, and investor relations services rendered;
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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 6 – CAPITAL STOCK (continued)

As of September 30, 2014, the Company had $630,362 (December 31, 2013 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Income (Loss) Per Share

For the nine months ended September 30, 2014 and 2013, the Company had a weighted average of 97,124,452 and 90,646,892 common shares outstanding, respectively, resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.02) (September 30, 2013 - $(0.02)), basic and diluted net and comprehensive income (loss) per common share from discontinued operations of $0.03 (September 30, 2013 – $(0.01)), and basic and diluted net and comprehensive income (loss) per common share of $0.01 (September 30, 2013 - $(0.03)) .

For the three months ended September 30, 2014 and 2013, the Company had a weighted average of 99,202,417 and 91,360,926 common shares outstanding, respectively, resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.00) (September 30, 2013 - $(0.01)), basic and diluted net and comprehensive income (loss) per common share from discontinued operations of $0.00 (September 30, 2013 – $(0.00)), and basic and diluted net and comprehensive loss per common share of $(0.00) (September 30, 2013 - $(0.01)) .

Stock Options and Restricted Stock

Effective July 17, 2014, the Company adopted the 2014 Equity Incentive Plan (the “Plan”) for the purpose of providing the Company with the means to compensate, in the form of common stock of the Company, directors, officer, consultants, advisors, and employees of the Company or any of its subsidiaries. The Plan was approved by the Company’s stockholders at a special meeting held on September 25, 2014. The Plan will terminate on July 17, 2024 following which no new Options or Restricted Stock can be granted under the Plan. The Company is authorized to issue a maximum 5,000,000 common shares under the Plan, which will automatically increase each time the Company issues additional shares of common stock for a maximum of 5% of the total outstanding common stock.

As at September 30, 2014, the Company had no outstanding stock options or restricted stock units.

NOTE 7 – DISCONTINUED OPERATIONS

On October 15, 2013 and subsequently amended in its entirety on January 6, 2014, the Company, Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, ATS, and Utiba Guatemala entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba, as described below (the “ATS Transaction”). For such transaction to proceed, approval of the Company’s shareholder was required, which approval was obtained on February 21, 2014.

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS (continued)

Overview of the ATS Transaction and Consideration Payable (continued)

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
Revenue	-	124,070	155,036	1,078,987
Cost of Sales	-	159,165	142,441	810,996
Gross Margin	-	(35,095)	12,595	267,991
Operating Expenses	(14,394)	698,230	464,858	2,437,778
Net Income (Loss) Before Other Items	14,394	(733,325)	(452,263)	(2,169,787)
Other Items	-	(17,954)	(12,119)	36,055
Non-Compete Income	-	-	2,200,000	-
Shareholder Release Income	-	-	200,000	-
Gain on Disposal of Assets	-	-	867,653	-

Net Income (Loss) Before Non-Controlling Interest	14,394	(751,279)	2,803,271	(2,133,732)
Non-Controlling Interest	-	(368,127)	(203,660)	(1,045,529)

Discontinued Operations for Alternet Systems, Inc.	14,394	(383,152)	3,006,931	(1,088,203)

The Company will not have any taxes owing on the income earned from the discontinued operation as it has tax losses from prior years which are available to be utilized for tax purposes.

The table below details the Company’s gain on disposal of assets at September 30, 2014:

Nine Months
Ended
September 30,
2014
$
Total funds received	4,928,036
Less: Funds relating to non-compete and shareholder release income	(2,400,000)
Net funds received	2,528,037
Liabilities assumed by the purchaser	177,401
Total proceeds	2,705,438
Assets sold	(1,837,785)

Gain on disposal of assets	867,653

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
	$	$
Operating Activities	(494,210)	(471,482)
Investing Activities	1,630,311	-
Financing Activities	(74,083)	144,254

Cash Flows From Discontinued Operations	1,062,018	(327,228)

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

As of September 30, 2014, a total of $577,583 (December 31, 2013 - $1,046,352) was payable to directors and officers of the Company of which $577,583 (December 31, 2013 – $357,957) was non-interest bearing and had no specific terms of repayment, $Nil (December 31, 2013 - $21,589) related to loans detailed in Note 4, and $Nil (December 31, 2013 - $666,806) related to unpaid wages for prior years accruing interest at 10% per annum. Of the amount payable, $16,102 (December 31, 2013 - $73,950) was included in accounts payable for expense reimbursements, $558,125 (December 31, 2013 - $964,723) was included in wages payable for accrued fees and capitalized interest, and $3,356 (December 31, 2013 - $7,679) was included in due to related parties.

During the nine months ended September 30, 2014, a director of the Company and ATS and a director of IMS resigned from the respective Board of Directors. The amounts owing to these two individuals as at September 30, 2014 included $7,999 (December 31, 2013 - $71,279) for accounts payable for expense reimbursements and $160,809 (December 31, 2013 - $520,079) for accrued fees and capitalized interest of which $Nil (December 31, 2013 - $281,120) related to unpaid wages of prior years accruing interest at 10% per annum. Additionally, on September 30, 2014, the former director of IMS released the Company of its obligation to pay the director unpaid wages of $115,792.

During the nine months ended September 30, 2014, the Company expensed a total of $312,714 (September 30, 2013 - $796,250) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $151,669 (September 30, 2013 - $796,250) has been accrued and $161,041 (September 30, 2013 - $Nil) has been paid in cash.

As of September 30, 2014, the Company’s discontinued operations held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (December 31, 2013 - $789,565; VEF 6,674,709) which the Company fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $62,610 (VEF 5,971,438) (December 31, 2013 - $94,784; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

NOTE 9 - DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make monthly payments to the consultant of $5,000 if the Company was able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The Company also agreed to issue to the consultant 700,000 shares of common stock, in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares had been issued to the consultant. The value of the services is being expensed on a straight-line basis over the life of the contract. During the nine months ended September 30, 2014, the Company expensed $13,125 (September 30, 2013 - $65,625) to investor relations. The contract was expensed in full by February 15, 2014.

In October 2013, the Company signed an investor relations agreement with another consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make two monthly payments to the consultant of $10,000 from the date of signing (paid). The Company also agreed to issue to the consultant 2,000,000 shares of common stock based on certain benchmarks. On November 6, 2013, the Company issued 2,000,000 common shares in the name of the consultant valued at $0.05 per share, the closing price of the stock on the issue date, for a total value of $100,000 of which none have been delivered to the consultant. The 2,000,000 shares will be delivered to the consultant when the benchmarks of the contract have been met. If the contract is terminated and the consultant does not meet the stages of the benchmarks, the Company may cancel any shares not delivered to the consultant. The value of the services is being expensed when the benchmarks are met. As at September 30, 2014, two of the benchmarks were met (December 31, 2013 - none); as such, the Company issued 1,000,000 common shares (December 31, 2013 - Nil) to the consultant and expensed $50,000 to investor relations. In April 2014, the Company terminated the contract with the consultant and cancelled the remaining 1,000,000 common shares.

On February 18, 2014, the Company signed a consulting agreement with a consultant to provide strategic business consulting services for a term of one year. Under the agreement, the Company agreed to make monthly payments of $6,500 to the consultant and to issue the consultant 1,000,000 shares of common stock. On June 9, 2014, the Company issued the 1,000,000 common shares in the name of the consultant valued at $0.08 per share, the closing price of the stock on the issue date, for a total value of $80,000. The value of the services is being expensed on a straight-line basis over six months, the term stipulated in the contract. During the nine months ended September 30, 2014, the Company expensed $80,000 to consulting fees.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 9 - DEFERRED COMPENSATION (continued)

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the nine months ended September 30, 2014, the Company expensed $143,125 (nine months ended September 30, 2013 -$65,625) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

NOTE 10 – OPERATING LEASES

The Company leases its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expires in March 2015 and can be renewed at such time for a similar or longer term. In the normal course of business, it is expected that this lease will be renewed or replaced by a lease on another property.

Lease expense totaled $12,600 and $12,576 during the nine months ended September 30, 2014 and 2013, respectively.

The Company is required to make $9,000 in future minimum rental payments under the operating lease agreement.

NOTE 11 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months ended
	September 30,
	2014	2013
	$	$
Supplemental cash flow disclosures:
Interest paid	90,532	10,760
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares obligated to be issued	-	52,800
Shares issued for share issue costs	-	21,000
Shares issued for deferred compensation	80,000	105,000
Shares issued for wages and related benefits payable	-	85,795
Value of beneficial conversion feature	-	75,333
Deferred gain from funds held in escrow	667,264	-
Shares issued for investment in digital currency	125,000	-
Cancellation of shares issued for deferred compensation	50,000	-

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

The fair value of the Company’s sale proceeds held in escrow, accounts payable and accrued liabilities, wages payable, accrued taxes, deferred gain on sale, other loans payable, and due to related parties approximates their carrying values. The Company’s other financial instruments, being cash and investment in digital currency, are measured at fair value using Level 1 inputs.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 13 – LAWSUIT

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. As of September 30, 2014, no provision for this claim has been made.

NOTE 14 – SUBSEQUENT EVENTS

  Effective October 23, 2014, the Company amended its articles to increase its authorized capital stock to 510,000,000 shares of which 500,000,000 are common stock with a par value of $0.00001 and 10,000,000 are preferred stock with a par value of $0.00001.

Events occurring after September 30, 2014 were evaluated through the date this Interim Report was issued, in compliance with FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

Overview

In 2014 Alternet will seek to transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency and the mobile and digital security fields. Our goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals.

The new vision of Alternet is to accelerate the future of money through the creation of a digital bank, building security around the digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency.

Our new product and service will offer consumers and businesses the cost savings and speed associated with the internet in compliance with anti-money laundering procedures in place at US brokerage firms and banks.

The Company is entering into its next phase which will leverage the experience and knowledge in mobile technology and financial services to provide solutions in the digital currency and the mobile and digital security fields. Investments in these fields are underway.

Alternet’s vision is based on the following principles

As of the date of this report, the Company has reached the following milestones:

  entered into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven;
  became a full time member of the Bitcoin Foundation and DATA (Digital Asset Transfer Association);
  entered into a strategic joint venture with BIOMETRY for "BioME", which replaces passwords and PINs through the combination of dynamic facial and voice recognition in a unique ID system; to provide end to end security for digital currencies;
  signed a Letter of Intent with P2P Cash to launch the Digital Asset Exchange initiative under the OneMarket subsidiary, subject to approval of the license by the New York Department of Financial Services. Under this Letter of Intent, the Company plans to launch a digital currency exchange, fully compliant with government regulations and foreign exchange capabilities. The Company is actively pursuing and preparing to apply for a license with The New York Department of Financial Services to be allowed to receive, transmit, store, exchange, issue or convert virtual currency for Customers. The licensing process will most likely not be completed until 2015 as requirements are still being defined;
  entered into a strategic channel partner agreement with BitPay - the world leader in business solutions for the bitcoin digital currency;
  in October the Company completed a formal agreement with Wildcard Consulting Inc. ("Wildcard") to launch the first U.S. based Bitcoin debit card.

VEN is a global digital currency traded in international financial markets and originally used by members of a social network service, Hub Culture, to buy, share, and trade knowledge, goods, and services. The value of Ven is determined on the financial markets from a basket of currencies, commodities and carbon futures. It trades against major currencies at floating exchange rates.

In the first quarter of 2014, we entered into a relationship with VEN and Hub Culture to become a VEN Authority. This relationship will allow us to become an issuer of the VEN Currency on a global basis, leveraging the experience and the strength of this Digital Currency.

P2P Cash's technology and intellectual property provides a highly secure, real-time mobile payment solution to deliver cash transfers and remittance payments in developing countries through seamless international cash transfers. P2P Cash's proprietary platform is a unique method for the implementation of a mobile banking standard that can work with any wireless carrier and/or any bank worldwide.

In addition, he Company’s financial services initiative will focus on bringing to market innovative consumer products, including a multi-asset debit and credit card. This initiative is the first of its kind with dynamic currency conversion from digital to physical currency, digital currency exchange and merchant acquisition solutions. All of these services will include the seamless integration of existing digital currencies, including Bitcoin, Ven, Ripple and others. The Company expects to have a global reach, initially launching in Latin America and the Caribbean, with expansion opportunities into Africa and Eastern Europe.

We will actively participate in the industry associations and promoting organizations. We will also seek speaking and industry show participation, promoting our new initiatives.

Digital and Mobile Security Software and Services

In 2013 International Mobile Security (IMS) was wound down. IMS is expected to be restructured in 2014 and be used as the vehicle to provide services and products securing financial transactions and digital currency.

Results of Operations:

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries.

Upon closing of the ATS Transaction described in Note 7 of the financial statements, the Company acquired the 49% non-controlling interest in Alternet Transactions Systems, Inc. (“ATS”), doing business as Utiba Americas, increasing the Company’s ownership to 100%.

On September 30, 2014, the minority interest holder of IMS assigned its 40% shareholding of IMS to Alternet resulting in the Company owning 100% of the issued common stock of IMS.

Net Sales

For the three months ended September 30, 2014 and 2013, the Company had net sales of $Nil and $1,501, respectively. For the nine months ended September 30, 2014 and 2013, the Company had net sales of $Nil and $3,142, respectively. The low sales were a result of the Company focusing its efforts on ATS, which was classified as a discontinued operation at December 31, 2013. All revenue earned by ATS up to March 4, 2014 is included in discontinued operations.

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended September 30, 2014 and 2013 totaled $216,339 and $421,035, respectively. The table below details the major changes in administrative expenditures for the three months ended September 30, 2014 and 2013.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013
Investor relations	Decrease of $20,696

The quarter ended September 30, 2013 included a contract with an investor relations consultant which accounted for $26,250 of the quarterly balance. This contract ended in early 2014 and was replaced by another firm.

Management and consulting	Increase of $152,697	The Company incurred increased consulting fees relating to seeking out new business ventures.
Office and general	Increase of $22,068	Increased online marketing due to the Company rebranding its image after the closing of the ATS Transaction.
Professional fees	Increase of $37,196	Increased legal fees relating to increased legal oversight and SEC filings.
Payroll (recovery), net	Decrease of $387,613

The quarter ended September 30, 2013 included an estimate for payroll tax penalties and interest of $313,878. The current quarter did not include any accrual as all payroll taxes were paid up to date. Additionally, the current quarter included a reversal of $68,800 of unpaid wages which were forgiven by a former employee of IMS.

The operating and administrative expenses for the nine months ended September 30, 2014 and 2013 totaled $1,539,091 and $1,425,011, respectively. The table below details the major changes in administrative expenditures for the nine months ended September 30, 2014 and 2013.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013
Research and development	Increase of $500,000	In 2014, the Company paid a fee of $500,000 in connection with the ability to offer and promote digital currency.
Management and consulting	Increase of $96,499

Increased consulting fees have also been incurred in the current period while the Company searches for new business ventures. Additionally, in the interim the Company has utilized more consultants rather than salaried employees.

Office and general	Increase of $87,343	Increased online marketing due to the Company rebranding its image after the closing of the ATS Transaction.
Professional fees	Increase of $86,149

Increased accounting fees relating to the filing of quarterly reports and payroll tax payments and increased legal fees relating to the digital currency exchange licensing process and increased legal oversight and SEC filings.

Payroll	Decrease of $719,134

The period ended September 30, 2013 included an estimate for payroll tax penalties and interest of $425,977 while the quarter ended September 30, 2014 included a reversal of $206,600 of estimated interest on payroll taxes that was over accrued in fiscal 2013. Additionally, the period ended September 30, 2013 included a reversal of $68,800 of unpaid wages which were forgiven by a former employee of IMS.

Travel	Increase of $68,313	Increased need for travel for meetings and due diligence on new initiatives being explored by the Company.

Interest and Other Expenses

The Company’s net interest expense decreased to $24,688 for the three months ended September 30, 2014 and $81,491 for the nine months ended September 30, 2014 compared to $83,245 and $319,858 for the three and nine months ended September 30, 2013, respectively. This was due to the decrease in loans outstanding during the period, reflecting the repayment of several loans payable.

Net Income (Loss)

For the three months ended September 30, 2014, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(246,013) or $(0.00) per share and an overall net and comprehensive loss of $(231,619) or $(0.00) per share, a decrease of 47.57% and 72.83% respectively, when compared to the corresponding three months ended September 30, 2013 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(469,196) or $(0.01) per share and an overall net and comprehensive loss of $(852,348) or $(0.01) per share.

For the nine months ended September 30, 2014, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(1,612,118) or $(0.02) per share and an overall net and comprehensive income of $1,394,813 or $0.01 per share, a decrease of 2.7% and an increase of 150.8% respectively, when compared to the corresponding nine month period ended September 30, 2013 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(1,656,721) or $(0.02) per share and an overall net and comprehensive loss of $(2,744,924) or $(0.03) per share.

The increased losses from continuing operations is mostly attributable to an Authority fee the Company was required to pay to be able to promote the Ven digital currency while the overall income is primarily attributable to the sale of ATS’s Assets.

Liquidity and Capital Resources

As of September 30, 2014, the Company had $6,235 (December 31, 2013 – $Nil) cash in the bank and sale proceeds held in escrow relating to the ATS Transaction of $667,264 (December 31, 2013 – $Nil). At September 30, 2014, the Company had a working capital deficiency of $3,632,182 (December 31, 2013 – $5,168,849). The Company is in discussion with investment bankers to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,907,213 at September 30, 2014 compared to accounts payable of $1,466,546 at December 31, 2013. As at September 30, 2014, the Company’s current liabilities were $4,430,352, a reduction of $2,809,106 from the current liabilities of $7,239,458 at December 31, 2013.

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charges related to long-lived assets during the nine months ended September 30, 2014 and 2013.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognized an impairment charges related to indefinite lived intangible assets during the nine months ended September 30, 2014 and 2013.

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

Subsequent to March 4, 2014 the Company implemented the criteria outlined in SAB 104 and recognizes revenue when:

-	persuasive evidence of an arrangement exists;
-	delivery has occurred or services have been rendered;
-	the seller’s price to the buyer is fixed or determinable; and
-	collectability is reasonably assured.

Research and Development

The Company expenses costs when incurred for items associated with researching and developing new sources of revenue.

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $122,671, net of $2,329 of unrealized losses, as of September 30, 2014. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At September 30, 2014 and December 31, 2013 the Company had no warrants or options outstanding to consider in income (loss) per share calculation.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.

This ASU is effective for annual reporting periods beginning after December 15, 2015. ASU No 2014-12 clarifies the diverse accounting treatments used by entities to account for awards based on performance targets achieved after the requisite period. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Topic 205): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU is effective for annual reporting periods ending after December 15, 2016. ASU No 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the three months ended September 30, 2014, the Company issued 56,000 shares of common stock for investor relations services rendered.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNET SYSTEMS INC.

By:/s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
November 14, 2014

By:/s/ Michael T. Viadero
Michael T. Viadero, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
November 14, 2014