Form 10-K
period 2014-12-31
ALTERNET SYSTEMS INC
filed 2015-03-31
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes [   ]      No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2014 was $10,005,156 based on an $0.11 closing price for the Common Stock on June 30, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
104,798,436 as of March 31, 2015.

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

Company History and Business

Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. In 2001 Alternet changed its name to SchoolWeb Systems Inc. and then, in 2002, to Alternet Systems, Inc. On December 31, 2007, Alternet executed a merger with TekVoice Communications, Inc. of Miami, Florida. In 2011, TekVoice became inactive. In 2008, Alternet entered into a Joint Venture, with Tianjin Contactless Payment Systems, Inc., the Joint Venture was called Transtech Sino America, Inc. Transtech Sino America, Inc. provided Prepaid Fare collection systems, for public transportation systems. Alternet provided services in Latin America and the Caribbean, In 2009, after the financial crisis of 2008, Alternet Systems, Inc. sold its participation in the Joint Venture to management, and exited that line of business. Since then Alternet has changed business focus and strategy to mobile financial services and mobile security. In 2009, Alternet formed Alternet Transaction Systems, Inc. (“Utiba Americas”), a majority owned joint venture, with Utiba Pte. Ltd. Utiba Americas, provided a mobile financial services software for the mobile telecommunications, financial industry and payment services providers. In March of 2014, Alternet, sold all of Utiba America’s assets to Utiba Pte. Ltd., as part of tan asset purchase agreement with Amdocs.

2009 – to 2013 Focus on Mobile Financial Services and Security

Since late 2009, Alternet has focused its investment and operational expertise on the mobile value added services markets of mobile financial transactions and security, through two new subsidiaries. These subsidiaries, Alternet Transaction Systems, Inc. (d/b/a Utiba Americas, which is 49% owned by Utiba Pte, Ltd) and International Mobile Security (IMS, which is 40% owned by General Services Holding LLC) were launched within the fiscal year 2010. The new lines of business and Company focus were intended to provide new revenue streams and profitability from the high growth segments of the mobile value added service market, namely mobile financial services and mobile security. Growth of both of these market segments was driven by the exponential adoption of mobile phones which in 2012 reached more than 70%, of the global population, with a total of 5 billion phones.

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

The Company operated its mobile financial services sales business through ATS, a Florida corporation, as a joint venture entity currently owned 51% by the Company and 49% by Utiba, and which does business as Utiba Americas Utiba is a software developer and professional services provider of mobile financial services software for the telecommunications, banking and financial services industry.

The shareholders of Utiba (the “Utiba Sellers”) also agreed to sell the entire issued share capital of Utiba.

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

2

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000. The Company is recognizing the full amount as income on closing as it does not intend to compete in this industry in the future.

3	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000.

4	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

A Special Meeting of Shareholders was held on February 21, 2014 and the necessary approval was obtained with over 99% of the votes cast voting in favor. On March 4, 2014 the ATS Transaction was closed pursuant to which the Company received $4,928,036 in proceeds. An additional $667,264 was being held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. During the year ended December 31, 2014, $367,264 was released upon confirmation from the IRS that all payroll taxes had been paid. The remaining $300,000 held back at December 31, 2014 are included in sale proceeds held back and a deferred gain on sale and will be released as follows:

  $150,000 on March 4, 2015; and
  $150,000 on September 4, 2015.

The March 4, 2015 payment has not been received. The Company has pursued payment with Utiba and Amdocs without result. On March 24, 2015 the Company formally notified Utiba and Amdocs that it is in default of the Asset Purchase Agreement and demanded immediate payment.

2014

International Mobile Security, Inc. (“IMS”) developed digital offensive software applications for the defense, intelligence and law enforcement sectors, as well as defensive applications for the corporate and consumer markets. In 2012 IMS acquired the assets from Data Enforce, S.A. In 2014, Alternet, based on a lack of performance by IMS, decided to shut down operations, return all assets to Data Enforce, S.A. and settled debt and pending liabilities with 3rd parties.

In 2014, the Company created Alternet Financial Solutions, LLC (“AFS”), a wholly owned subsidiary. AFS provides financial services based on Digital Asset solutions, these include foreign exchange services, and digital currency clearing (including Bitcoin, VEN and other crypto currencies).

The Company also incorporated a wholly owned subsidiary, Alternet Payment Solutions, LLC, (“APS”) specialized in financial services software, including biometric authentication, multichannel payment solutions, electronic point of sale modernization, NFC point of sale solutions for the mobile financial industry, payment processing and data analytics tools.

In 2014 Alternet sought to transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency, multichannel payments and the mobile and digital security fields. Our goal was to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals.

The new vision of Alternet is to accelerate the future of money through the creation of a digital bank, multichannel payment solutions, including hard and digital currency, and by providing an exchange that allows for the movement from virtual money to fiat currency.

The Company entered into its next phase, which leveraged the experience and knowledge in mobile technology and financial services, and created solutions in the digital currency, multichannel payments and digital casset financia services. Investments and the underlying companies, in these fields, are well underway to revenues.

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
  signed a Letter of Intent with P2P Cash to launch the Digital Asset Exchange initiative under the OneMarket subsidiary, subject to approval of the license by the New York Department of Financial Services. Under this Letter of Intent, the Company plans to launch a digital currency exchange, fully compliant with government regulations and foreign exchange capabilities. The Company is actively pursuing and preparing to apply for a license with The New York Department of Financial Services to be allowed to receive, transmit, store, exchange, issue or convert virtual currency for Customers. The licensing process will not be completed until late 2015 as regulatory requirements are still being defined;
  entered into a strategic channel partner agreement with BitPay - the world leader in business solutions for the bitcoin digital currency;
  in October 2014 the Company completed a formal agreement with Wildcard Consulting Inc. ("Wildcard") to launch the first U.S. based Bitcoin debit card.

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

Early 2014, we incorporated OneMarket Inc. This company is a wholly owned subsidiary of Alternet Systems, Inc. OneMarket is applying for the Digital Asset Exchange license, under the Department of Financial Services, of the State of New York.. Onmarket expects to become on the leading digital currency, hard currency (fiat) and commodities. As of the time of writing of this report, the State of New York had not issued a final formal proposal or an estimated date to pass this important regulation.

We actively participate in the industry associations and promoting organizations. We also seek speaking and industry show participation, promoting our new initiatives.

2015 and Beyond

In 2015, the Company and its wholly owned subsidiaries, will start to provide its products and services on a commercial basis. These services will include:

  Retail and consumer payment mechanisms
  Digital currency payment solutions (debit and secured credit card)
  Modernization of the electronics Point of Sale legacy infrastructure. Expanding the useful life of the electronic point of sale, and including new payment functions in the terminals, such as Bill Payment, Electronic top-up and native payments with digital currency at the point of sale. Digital asset exchange, leveraging the new regulations in the United States.
  Data analytics tools and services for the Telecommunications and Financial Services industries.

Employees

The Company’s staff decreased in 2014, due to the sale of assets and business of Utiba Americas. At year-end 2014, total staff stood at 4 (12 in 2013). The Company continues to outsource contract work as appropriate.

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

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. As of December 31, 2014, no provision for this claim has been made. A court date has been set in April 2015 to dismiss the case.

On February 13, 2015 the Company filed a complaint (“Complaint”) in the Circuit Court for Miami-Dade County, Florida, against Justin Ho and Richard Matotek (“Defendants”), the previous combined 96% shareholders of Utiba Pte. Ltd., the joint-venture partner of the Company in Alternet Transaction Systems, Inc. (“ATS”). The Complaint alleges that the Defendants did not honor their commitment of paying its 49% share of the liabilities held by ATS at closing of the ATS Transaction (refer to Part 1 Item 1 Overview of the ATS Transaction and Consideration Payable). The Company alleges that it is owed $1,181,639.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters Market for Common Stock

The Company’s securities trade on the NASD’s OTCQB under the symbol “ALYI”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2014	HIGH	LOW

First Quarter	$0.17	$0.02
Second Quarter	$0.15	$0.08
Third Quarter	$0.11	$0.05
Fourth Quarter	$0.06	$0.03

2013	HIGH	LOW

First Quarter	$0.18	$0.09
Second Quarter	$0.13	$0.09
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.06	$0.03

Holders of Common Stock

On December 31, 2014, there were 99,483,055 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, the Company:

  issued 1,250,000 common shares valued at $125,000 for share subscription;
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

Convertible Debenture Notes

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the year ended December 31, 2014, $Nil (2013 – $8,596) of the debt discount was amortized. As of December 31, 2014, $54,494 (2013 - $50,051) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the year ended December 31, 2014, $Nil (2013 - $17,419) of the debt discount was amortized. As of December 31, 2014, $73,118 (2013 - $67,118) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the year ended December 31, 2014, $Nil (2013 - $49,741) of the debt discount was amortized. As of December 31, 2014, $96,986 (2013 - $88,986) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the year ended December 31, 2014, $Nil (2013 - $58,667) of the debt discount was amortized. As of December 31, 2014, $95,474 (2013 - $87,474) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the year ended December 31, 2014, $Nil (2013 - $16,667) of the debt discount was amortized. As of December 31, 2014, $58,452 (2013 - $53,452) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

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

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013. All other terms remained the same. In April 2014, the note was renewed retroactively from December 29, 2013 until December 29, 2014 which included interest of $1,025 being capitalized to the principal. As of December 31, 2014, the Company has accrued $Nil (December 31, 2013 - $1,036) of interest relating to this loan. On September 22, 2014, the Company paid the director $23,156 as full repayment of the loan.

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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2014, the balance owing to this creditor was $61,566 (2013 - $56,318) which includes $9,087 ( 2013 - $3,839) of accrued interest.

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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2014, the balance owing to this creditor was $30,381 (2013 - $27,757) which includes $4,141 (2013 - $1,517) of accrued interest.

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

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matured on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. As of December 31, 2014, the balance owing to this creditor was $46,692 (2013 - $109,157) which includes $381 (2013 - $4,198) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 25, 2015. On June 11, 2014, the Company paid the creditor $50,000 of which $1,600 was applied to the accrued interest and $48,400 was applied to the principal outstanding. As of December 31, 2013, Company had accrued $1,812 of interest on a principal balance of $52,479. On December 2, 2014, the Company paid the creditor $7,093 as full repayment of the loan.

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

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. As of December 31, 2014, the balance owing to this creditor was $276,466 which includes $26,466 of accrued interest. This loan was not repaid on its maturity and has since been renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal. The new loan matures on July 6, 2015 and bears interest at 24% per annum.

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

Recent Issuance of Non- Restricted Securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2014.

Item 6.          Selected Financial Data

As a “smaller reporting company” we are not required to provide the information required by this Item.

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

Overview

2013 and Historical

Alternet Systems, Inc. has traditionally operated in two distinct industries, mobile financial services and mobile security. In mobile financial services, the Company had unique features in its product offerings and was considered a global pioneer and market leader, consistently ranked by independent surveys amongst the top three in the world. The Company has a geographical focus on the entire Western Hemisphere (North, Central and South America and the Caribbean).

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

Mobile Financial Services

In 2010, the Company launched its mobile financial and mobile commerce suite of services, which it offered in equity partnership with leading mobile financial services software developer, Utiba Pte. Utiba Americas enjoyed exclusive rights to the Utiba software platform for the Americas region, sold as a software license, or as a hosted service, also known as Software as a Service (SaaS).

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

In 2014 the Company sold of all of its business and assets to Utiba, as described previously in the Overview of the ATS Transaction and Consideration Payable.

2014

In 2014 Alternet transformed into an accelerator of high growth, the digital currency and the financial technology fields. Our goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

The new vision of Alternet is to accelerate the future of money a digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency

Our new product and service will offer consumers and business’s the cost savings and speed associated with the internet while being compliant with anti-money laundering procedures currency in place at US brokerage firms and banks

Alternet has stayed competitive—not because we are perfect—but because we make progress. Progress is about getting better, being better, doing better. We are mission based. Alternet technology and people, move, communicate, protects and empower the world.

The difficult part about progress is that great results take time. But, the pay-back can be huge. Strategic investments in revolutionary new products that have come to market in the past few years, are based on big bet technologies, years in the making and delivered ahead of the competition.

After the sale of the assets of ATS, management has achieved three key objectives. These are:

-	Redefining the strategic objectives of Alternet Systems, Inc, focusing in the multichannel payments and digital assets verticals.
-	With its shareholders, restructuring the company capital structure. Increasing the number of authorized common shares, including the blank check preferred and the stock option program.
-	Reducing the outstanding debt to a minimum. Including trust liabilities and long term debt.

The future is wide open. With a smart strategy Alternet Systems, Inc,, is positioning itself as a leader in the digital asset and multichannel payment industries.

The technologies behind Bitcoin and the distributed ledger, commonly referred as the Blockchain, will again disrupt the financial and payment industry. As we expand our business, Alternet Systems, Inc. is tactically positioned to take advantage of its public company advantage, complete transparency and disclosure.

In 2014, the Company completed the following milestones:

  Entered into arrangements with select digital currencies, with the first having taken place in February 2014 with Ven
  Initiated the launch of the digital currency bank, fully compliant with government regulations and with FX exchange capabilities
  Initiated projects in micro payment services to the unbanked and global diasporas in the Americas and Asia
  Launched several initiatives in the alternative financial services (multichannel payments) to the retail industry emerging markets
  Attracted key talent specialized in digital payments, FX transactions, and Financial Technology and Services
  Became a full time member of the Bitcoin Foundation and DATA (Digital Asset Transfer Association) and of the Bitcoin Foundation
  Entered into a strategic joint venture with BIOMETRY for "BioME", which replaces passwords and PINs through the combination of dynamic facial and voice recognition in a unique ID system; to provide end to end security for digital currencies
  Signed a Letter of Intent with P2P Cash to launch the Digital Asset Exchange initiative under the OneMarket subsidiary, subject to approval of the license by the New York Department of Financial Services. Under this Letter of Intent, the plans to execute the launch of the digital currency exchange, fully compliant with government regulations and foreign exchange capabilities. The Company is actively pursuing and preparing to apply for a license with The New York Department of Financial Services to be allowed to receive, transmit, store, exchange, issue or convert virtual currency for Customers. The licensing process will not be completed until 2015 as requirements are still being defined;
  Entered into a strategic channel partner agreement with BitPay - the world leader in business solutions for the bitcoin digital currency;
  In October 2014 the Company completed a formal agreement with Wildcard Consulting Inc. ("Wildcard") to launch the first U.S. based Bitcoin debit card.

In 2014 we have entered into a relationship with VEN and Hub Culture to become a VEN Authority. This relationship will allow us to become an issuer of the VEN Currency on a global basis, leveraging the experience and the strength of this digital currency. We expect to start generating revenues from the sale of the currency in 2015.

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

In 2014, the Company created Alternet Financial Services, Inc. (“AFS”), a wholly owned subsidiary. AFS provides financial services based on Digital Asset solutions, these include foreign exchange services, digital currency clearing (including Bitcoin, VEN and other crypto currencies).

The Company also incorporated a wholly owned subsidiary, Alternet Payment Services, Inc, (“APS”) specialized in financial services software, including biometric authentication, multichannel payment solutions, electronic point of sale modernization, NFC point of sale solutions for the mobile financial industry, payment processing and data analytics tools.

VEN is a global digital currency traded in international financial markets and originally used by members of a social network service, P2P Cash's technology and intellectual property provides a highly secure, real-time mobile payment solution to deliver cash transfers and remittance payments in developing countries through seamless international cash transfers. P2P Cash's proprietary platform is a unique method for the implementation of a mobile banking standard that can work with any wireless carrier and/or any bank worldwide.

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

In September 2014, APS entered into a non-exclusive agent agreement to sell and support the BitPay platform into Alternet's customer base. APS will leverage its experience in the mobile and disruptive payments technology industry, to focus on providing business to business Bitcoin payment methods, such as converting local currency to Bitcoin and/or Bitcoin to USD in the Americas, Caribbean and Asia-Pacific. Alternet's experience in disruptive payment technologies, and a customer network comprised of leading mobile operators, financial service providers and banks, will allow us to deploy BitPay's solutions in these markets.

Early 2014, we incorporated OneMarket Inc. This company is a wholly owned subsidiary of Alternet Systems, Inc. OneMarket is applying for the Digital Asset Exchange license, under the Department of Financial Services, of the State of New York.. OneMarket expects to become on the leading digital currency, hard currency (fiat) and commodities. As of the time of writing of this report, the State of New York had not issued a final formal proposal or an estimated date to pass this important regulation.

2015 and Beyond

In 2015, the Company and its wholly owned subsidiaries, will start to provide its products and services on a commercial basis. These services will include:

  APS will develop and deploy, retail and consumer multichannel payment mechanisms
  Alternet subsidiary, APS, will apply for electronic payment licenses in several countries in Latin America
  Invest in technologies around the Bitcoin distributed Blockchain. These applications are called Sidechains, and can be applied to a wide variety of uses, from Title Registration, Citizens ID, Vehicle Tag Management, Logistics, etc
  Digital currency payment solutions (debit and secured credit card)
  Modernization of the electronics Point of Sale legacy infrastructure. Expanding the useful life of the electronic point of sale, and including new payment functions in the terminals, such as Bill Payment, Electronic top-up and native payments with digital currency at the point of sale. Digital asset exchange, leveraging the new regulations in the United States.
  Data analytics tools and services for the Telecommunications and Financial Services industries.

Results of Operations

Results of Operations are for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and two majority owned subsidiaries. Alternet has a controlling interest in both ATS subsidiaries.

Net Sales

For the year ended December 31, 2014, the Company had net sales of $Nil versus $3,141, for the prior year. The low sales in 2014 were a result of the Company searching for new business ventures to replace the digital and mobile financial and security services it was offering in 2013. The low sales in 2013 were a result of the Company focusing its efforts on Utiba, which was classified as a discontinued operation at December 31, 2013. All revenue earned by Utiba was included in discontinued operations.

IMS continued to underperform and management is reviewing various options, including divestiture, reorganization or merger opportunities.

Selling, General and Administrative Expenses

The operating and administrative expenses for the year ended December 31, 2014 totaled $1,869,715 as compared to $1,505,881 for the year ended December 31, 2013. The table below details the major changes in administrative expenditures for the year ended December 31, 2014 as compared to the corresponding year ended December 31, 2013.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Year Ended December 31, 2014 as Compared to Year Ended December 31, 2013
Investor relation	Decrease of $57,235	The 2013 year included additional investor communications because of the ATS transaction.
Research and development	Increase of $496,435	In 2014, the Company paid a fee of $500,000 in connection with the ability to offer and promote digital currency.
Management and consulting	Increase of $215,206

Increased consulting fees have been incurred in the current period while the Company searches for new business ventures. Additionally, in the interim the Company has utilized more consultants rather than salaried employees

Office and general	Increase of $78,9853

The 2014 year end includes $14,755 of VAT paid by ATSE in previous years that will most likely not be collected. The increase also stems from increased subscriptions and dues and $55,302 from increased marketing due to the Company rebranding its image after the closing of the ATS Transaction

Payroll, net	Decrease of $556,259

The 2013 year end included an estimate for payroll tax penalties and interest of $563,866 while the 2014 year end included a reversal of $206,600 of estimated interest on payroll taxes that was over accrued in fiscal 2013. Additionally, the 2014 year end included a reversal of $68,800 of unpaid wages which were forgiven by a former employee of IMS.

Professional fees	Increase of $104,353

Increased accounting fees relating to the filing of quarterly reports and payroll tax payments and increased legal fees relating to the digital currency exchange licensing process and increased legal oversight and SEC filings.

Travel	Increase of $83,411	Increased need for travel for meetings and due diligence on new initiatives being explored by the Company.

Interest and Other Expenses

The Company’s interest expense decreased to $109,019 for the year ended December 31, 2014 compared to $403,603 the previous year due to the decrease in loans outstanding during the year, reflecting the repayment of several loans payable.

Net Loss

For the year ended December 31, 2014, the Company had a comprehensive loss attributable to Alternet Systems, Inc. from continuing operations of $1,827,368 or ($0.02) per share and an overall net and comprehensive income of $1,566,347 or $0.02 per share, a decrease of 2.95% and an increase of 147.62% respectively, when compared to the corresponding year December 31, 2013 which had a net loss from continuing operations of $1,872,699 or ($0.02) per share and an overall net and comprehensive loss of $3,310,183 or $(0.04) per share.

Liquidity and Capital Resources

As of December 31, 2014, the Company had $74,907 of cash in the bank and $8,149 of outstanding accounts receivable. At December 31, 2014, the Company had a working capital deficiency of $3,460,610.

The Company will be pursuing additional financing to fund ongoing operations and new initiatives. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,790,639 at December 31, 2014 compared to accounts payable of $1,466,546 at December 31, 2013. Accounts receivable increased to $8,149 for 2014 versus $Nil for 2013.

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

2

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000. The Company is recognizing the full amount as income on closing as it does not intend to compete in this industry in the future.

3	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000.

4	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

On March 4, 2014, the ATS Transaction closed pursuant to which the Company received $4,928,036 in proceeds. An additional $667,264 was being held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. During the year ended December 31, 2014, $367,264 was released upon confirmation from the IRS that all payroll taxes had been paid. The remaining $300,000 held back at December 31, 2014 are included in sale proceeds held back and a deferred gain on sale and will be released as follows:

  $150,000 on March 4, 2015; and
  $150,000 on September 4, 2015.

The March 4, 2015 payment has not been received. The Company has pursued payment with Utiba and Amdocs without result. On March 24, 2015 the Company formally notified Utiba and Amdocs that it is in default of the Asset Purchase Agreement and demanded immediate payment.

As of December 31, 2013, the associated assets and liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below:

2013
$
ASSETS
Cash	44,107
Accounts receivable, net of allowance for doubtful accounts of $789,565	301,991
Prepaid cost of sales	25,056
Deposits and other assets	40,500
Fixed assets, net of accumulated amortization of $119,006 (2012 - $116,025)	137,170
Intellectual property	1,500,000

CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,048,824

LIABILITIES
Accounts payable and accrued charges	555,914
Deferred income	153,150
Long-term debt	69,039
Capital leases	5,042

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	783,145

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the years ended December 31, 2014 and 2013:

	2014	2013
	$	$
Revenue	155,036	1,185,912
Cost of Sales	142,441	1,136,976
Gross Margin	12,595	48,936
Operating Expenses	459,108	2,894,209
Net Loss Before Other Items	(446,513)	(2,845,273)
Other Items	(12,119)	44,970
Non-Compete Income	2,200,000	-
Shareholder Release Income	200,000	-
Gain on Disposal of Assets	1,248,687	-
Net Income (Loss) Before Non-Controlling Interest	3,190,055	(2,800,303)
Non-Controlling Interest	(203,660)	(1,362,819)

Discontinued Operations for Alternet Systems, Inc.	3,393,715	(1,437,484)

The table below details the Company’s gain on disposal of assets at December 31, 2014:

2014
$
Total funds received	5,295,300
Less: Funds relating to non-compete and shareholder release income	(2,400,000)
Net funds received	2,895,300
Liabilities assumed by the purchaser	177,401
Total proceeds	3,072,701
Assets sold	(1,824,014)

Gain on disposal of assets	1,248,687

All other Disclosures in this Report that were impacted by this discontinued operation have been reclassified accordingly.

Plan of Operations

Management has effectively disposed of the assets of International Mobile Security (IMS).While the market for IMS’ products, primarily the government, law enforcement and, to a lesser degree, corporate segments, appears to be large and growing, IMS’ product offering needed further refinement and development. Similarly, significantly more management time was required to address the current challenges as well as additional resources, which may distract from the Company’s primary focus. Therefore, the decision was made to return the assets acquired to Data Enforce, and sign mutual full releases and settlement of debts.

In 2014 Alternet transformed into an accelerator of high growth, the digital currency and the financial technology fields. Our goal is to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

The new vision of Alternet is to accelerate the future of money a digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency

Our new product and service will offer consumers and businesses the cost savings and speed associated with the internet while being compliant with anti-money laundering procedures currency in place at US brokerage firms and banks

In addition, he Company’s financial services initiative will focus on bringing to market innovative consumer products, including a multi-asset debit and credit card. This initiative is the first of its kind with dynamic currency conversion from digital to physical currency, digital currency exchange and merchant acquisition solutions. All of these services will include the seamless integration of existing digital currencies, including Bitcoin, Ven, Ripple and others. The Company expects to have a global reach, initially launching in Latin America and the Caribbean, with expansion opportunities into Africa and Eastern Europe.

APS will leverage its experience in the mobile and disruptive payments technology industry, to focus on providing business to business Bitcoin payment methods, such as converting local currency to Bitcoin and/or Bitcoin to USD in the Americas, Caribbean and Asia-Pacific. Alternet's experience in disruptive payment technologies, and a customer network comprised of leading mobile operators, financial service providers and banks, will allow us to deploy BitPay's solutions in these markets.

OneMarket is applying for the Digital Asset Exchange license, under the Department of Financial Services, of the State of New York. OneMarket expects to become on the leading digital currency, hard currency (fiat) and commodities. As of the time of writing of this report, the State of New York had not issued a final formal proposal or an estimated date to pass this important regulation.

In 2015, the Company and its wholly owned subsidiaries, will start to provide its products and services on a commercial basis. These services will include:

  APS will develop and deploy, retail and consumer multichannel payment mechanisms
  Alternet subsidiary, APS, will apply for electronic payment licenses in several countries in Latin America
  Invest in technologies around the Bitcoin distributed Blockchain. These applications are called Sidechains, and can be applied to a wide variety of uses, from Title Registration, Citizens ID, Vehicle Tag Management, Logistics, etc
  Digital currency payment solutions (debit and secured credit card)
  Modernization of the electronics Point of Sale legacy infrastructure. Expanding the useful life of the electronic point of sale, and including new payment functions in the terminals, such as Bill Payment, Electronic top-up and native payments with digital currency at the point of sale. Digital asset exchange, leveraging the new regulations in the United States.
  Data analytics tools and services for the Telecommunications and Financial Services industries.

Conclusion

The Company is entering into its next phase which will leverage the experience and knowledge in mobile technology and financial services to provide solutions in the digital currency and the mobile and digital security fields. Investments in these fields are underway.

The Company anticipates raising additional money via debt or private placement. The proceeds from this financing will be used to expand the operations of our subsidiaries, and to invest in both the Blockchain applications and the OneMarket Exchange. We will engage an investment banking organization to assist in the financing efforts.

As part of the actions executed in 2014, and approved by the Shareholders, we increased the number of the authorized common shares to 500 million and we also included 10 million of Preferred shares. These shares may be used for both our financing activities as well as for potential acquisitions in stock. The Board of Directors of the Company, has not determined and decided on the follow up actions and activities in regards to either financing or acquisitions.

The market for both payments and digital currency is undergoing massive growth. Management recommends to the Board of Directors and to the Shareholders, that the Company continue investing in this high growth sectors. The use of digital currency in on the way to become mainstream, and the ability to pay, using multiple mechanisms is a consumer need. Having our own digital currency exchange will facilitate clearing the transactions generated via our consumer and B2B offerings and create additional value.

The relationship with VEN, through our wholly owned subsidiary Alternet Financial Solutions will continue to grow and expand as new opportunities in new markets are pursued.

Our subsidiary, Alternet Payment Solutions, LLC. will allow the Company to expand and create revenue opportunities in the legacy payments space. Through the relationship with its technology partners, the Company will be able to tap into over 45 million electronic POS devices, increase adoption of Bitcoin, by adding online retailers to the Bitpay acquiring network, initiate payment processing services, through a card, a mobile wallet or a bank account, referred to as multichannel payments.

In the future the Company continues to see itself in the digital currency space, investing in digital currency verticals, such as the Sidechain development applications, the Digital Currency Exchange, or as it is called at the Company, OneMarket.

The future of payments is intrinsically tied to the proper analysis of data. The Company will seek partners in this space, and bring on board, these functionalities.

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charges related to long-lived assets during the year ended December 31, 2014 and 2013.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company recognized an impairment charge of $Nil (2013 - $100,000) related to indefinite lived intangible assets during the year ended December 31, 2014.

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

Subsequent to March 4, 2014 the Company implemented the criteria outlined in SAB 104 and recognized revenue when:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Deferred Income

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under ‘‘Deferred income.’’

Research and Development

The Company expenses costs when incurred for items associated with researching and developing new sources of revenue.

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $118,494, net of $6,506 of unrealized losses, as of December 31, 2014. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At December 31, 2014 and 2013 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-02 amends the analysis required to by a reporting entity to determine if it should consolidate certain types of legal entities. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is more Akin to Debt or Equity This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2014-16 objective is to eliminate the use of different methods of accounting for these types of instruments and thereby reduce existing diversity under GAAP. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-01 eliminates the concept of extraordinary items. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

AS OF DECEMBER 31, 2014 AND 2013

AND THE YEARS THEN ENDED

Audit Report

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Alternet Systems, Inc.

We have audited the accompanying consolidated balance sheets of Alternet Systems, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

StarkSchenkein, LLP
Denver, Colorado
March 31, 2015

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
	$	$
ASSETS

Current Assets
Cash	74,907	-
Accounts receivable, net	8,149	-
Sale proceeds held in escrow	300,000	-
Investment in digital currency	118,494	-
Deposits and other assets	7,000	21,785
Current assets of discontinued operations	-	2,048,824
Total current assets	508,550	2,070,609
Fixed assets, net	-	2,733

TOTAL ASSETS	508,550	2,073,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Checks issued in excess of bank balance	-	168
Accounts payable and accrued charges	1,790,639	1,466,546
Wages payable	864,268	1,672,273
Accrued payroll taxes	181,532	1,671,353
Deferred gain on sale	300,000	-
Other loans payable, net of beneficial conversion feature	796,078	1,543,509
Due to related parties	36,643	102,464
Current liabilities of discontinued operations	-	783,145
Total current liabilities	3,969,160	7,239,458
Long term debt	-	312,667
	3,969,160	7,552,125

Stockholders' equity (deficiency)
Capital stock
Authorized: 500,000,000 common stock with a par value of $0.00001 and 10,000,000 preferred stock with a par value of $0.00001 Issued and outstanding: 99,483,055 common stock (2013 - 95,737,389)	995	957
Additional paid-in capital	14,861,372	14,453,693
Private placement subscriptions	505,362	130,362
Share subscription receivable	(375,000)	-
Obligation to issue shares	-	2,800
Deferred compensation	-	(113,125)
Accumulated other comprehensive income	(331,373)	(331,332)
Accumulated deficit	(18,121,966)	(17,939,881)
	(3,460,610)	(3,796,526)
Non-controlling interest	-	(1,682,257)
	(3,460,610)	(5,478,783)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	508,550	2,073,342

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2014 and 2013

	2014	2013
	$	$

REVENUE	-	3,141

OPERATING EXPENSES
Bad debts	-	7,646
Bank charges	4,229	2,438
Depreciation	2,733	1,129
Investor relations	89,111	146,346
Research and development	500,000	3,565
Management and consulting	850,636	635,430
Office and general	105,241	26,288
Recovery of penalties and interest	(284,561)	-
Payroll, net	181,507	384,405
Professional fees	334,321	229,968
Rent	27,648	33,874
Telephone and utilities	23,386	13,939
Travel	104,264	20,853
	1,938,515	1,505,881

NET LOSS BEFORE OTHER ITEMS	(1,938,515)	(1,502,740)

OTHER ITEMS
Interest expense, net	(109,019)	(403,603)
Gain on foreign exchange	60,333	100,601
Unrealized loss on investment	(6,506)	-
Impairment of intellectual property	-	(100,000)
Forgiveness and adjustment of accounts payable	188,032	18,425
	132,840	(384,577)

NET LOSS FROM CONTINUING OPERATIONS	(1,805,675)	(1,887,317)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	21,693	(14,618)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(1,827,368)	(1,872,699)

DISCONTINUED OPERATIONS	3,393,715	(1,437,484)

TOTAL NET AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	1,566,347	(3,310,183)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014 and 2013

	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss) attributable to Alternet Systems Inc.	1,566,347	(3,310,183)
Non-controlling interest	21,693	(14,618)
Add items not affecting cash
Depreciation	2,733	1,129
Interest accrued	114,633	266,626
Bad debt expense	-	7,646
Relief of debt	(55,169)	-
Forgiveness and adjustment of accounts payable	(188,032)	-
Debt assumed by Amdocs	(505,063)	-
Shares for services	249,917	344,436
Unrealized loss on investments	6,506	-
Accretion of debt discount	-	151,090
Unrealized foreign exchange gain	(59,839)	(55,040)
Deferred compensation	143,125	91,875
Impairment of intellectual property	-	100,000
Changes in non-cash working capital:
Accounts receivable	13,442	11,587
Deposits and other assets	14,785	-
Accounts payable and accrued charges	512,125	394,826
Wages payable	(692,213)	779,987
Accrued taxes	(1,489,821)	750,006
Due to related parties	(5,982)	(99,879)
Net cash (used in) operating activities	(350,813)	(580,512)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	400,000	1,013,000
Payments on loans payable	(718,007)	(69,338)
Payments on long term debt	(318,083)	-
Checks issued in excess of bank balance	(168)	(3,545)
Share issue costs	-	(21,000)
Net cash provided by financing activities	(636,258)	919,117

EFFECT OF EXCHANGE RATES ON CASH	(41)	17

CASH FLOWS FROM CONTINUING OPERATIONS	(987,112)	338,622
CASH FLOWS FROM DISCONTINUED OPERATIONS	1,062,019	(338,622)
NET INCREASE IN CASH DURING THE YEAR	74,907	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	74,907	-

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private		Obligation		Other	Non-
		Common	Paid in	Placement	Deferred	to Issue	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Compensation	shares	Deficit	Income	Interest	Total
			$	$	$	$	$	$	$	$
Balance December 31, 2012	89,056,203	890	13,849,991	130,362	-	-	(14,629,698)	(331,349)	(471,098)	(1,450,902)
Shares issued for services	6,681,186	67	549,369	-	(205,000)	-	-	-	-	344,436
Share issue costs	-	-	(21,000)	-	-	-	-	-	-	(21,000)
Beneficial conversion features	-	-	75,333	-	-	-	-	-	-	75,333
Services provided per terms of the contract	-	-	-	-	91,875	-	-	-	-	91,875
Obligation to issue shares per consulting agreement	-	-	-	-	-	2,800	-	-	-	2,800
Foreign exchange translation adjustment	-	-	-	-	-	-	-	17	-	17
Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	-	166,278	166,278
Non-controlling interest	-	-	-	-	-	-	-	-	(1,377,437)	(1,377,437)
Net loss	-	-	-	-	-	-	(3,310,183)	-	-	(3,310,183)
Balance December 31, 2013	95,737,389	957	14,453,693	130,362	(113,125)	2,800	(17,939,881)	(331,332)	(1,682,257)	(5,478,783)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional	Private			Obligation		Other	Non-
		Common	Paid in	Placement	Subscription	Deferred	to Issue	Accumulated	Comprehensive	Controlling
	Shares	Stock	Capital	Subscriptions	Receivable	Compensation	shares	Deficit	Income	Interest	Total
			$	$	$	$	$	$	$	$	$
Balance December 31, 2013	95,737,389	957	14,453,693	130,362	-	(113,125)	2,800	(17,939,881)	(331,332)	(1,682,257)	(5,478,783)
Shares issued for services	3,495,666	35	332,682	-	-	(80,000)	(2,800)	-	-	-	249,917
Shares issued for cash	1,250,000	13	124,987	(125,000)	-	-	-	-	-	-	-
Cancellation of shares issued for services	(1,000,000)	(10)	(49,990)	-	-	50,000	-	-	-	-	-
Share subscriptions received	-	-	-	500,000	(375,000)	-	-	-	-	-	125,000
Services provided per terms of the contract	-	-	-	-	-	143,125	-	-	-	-	143,125
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	(41)	-	(41)
Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	-	-	115,792	115,792
Purchase of non-controlling interest	-	-	-	-	-	-	-	(1,748,432)	-	1,748,432	-
Non-controlling interest	-	-	-	-	-	-	-	-	-	(181,967)	(181,967)
Net income	-	-	-	-	-	-	-	1,566,347	-	-	1,566,347

Balance December 31, 2014	99,483,055	995	14,861,372	505,362	(375,000)	-	-	(18,121,966)	(331,373)	-	(3,460,610)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc., through its subsidiaries (“Alternet” or the “Company”), plans to enter the digital currency space and provide end to end security for digital currencies, launch its digital currency bank, fully compliant with government regulations, foreign exchange capabilities, offer micro payment services to the unbanked and global diasporas, and alternative financial services to the retail industry emerging markets. Previously, the Company provided leading edge mobile financial solutions and mobile security and related solutions with the former being offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter being offered globally. As detailed in Note 8, Discontinued Operations, the Company, pursuant to the ATS Transaction, discontinued providing mobile financial solutions and mobile security.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014 the Company had a working capital deficiency of $3,460,610 (2013 - $5,168,849). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are prepared in US dollars unless otherwise noted.

Principles of Consolidation

These consolidated financial statements include the accounts of the following companies:

•	Alternet Systems Inc.
•	AI Systems Group, Inc., a wholly owned subsidiary of Alternet
•	Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
•	Alternet Transactions Systems (“ATS”), Inc., a wholly owned subsidiary of Alternet (formerly a 51% owned subsidiary. See Note 8, Discontinued Operations)
•	Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
•	International Mobile Security, Inc. (“IMS”), a wholly owned subsidiary of Alternet (formerly a 60% owned subsidiary)
•	Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
•	Alternet Financial Solutions, L.L.C, wholly-owned subsidiary of Alternet
•	Alternet Payment Solutions, L.L.C, wholly-owned subsidiary of Alternet
•	OneMarket, Inc., a wholly owned subsidiary of Alternet

The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Fixed assets are recorded at cost and depreciated at the following rates:

Computer equipment	-	30% declining balance basis
Computer software	-	30% declining balance basis
Equipment	-	20% declining balance basis

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charges related to long-lived assets during the year ended December 31, 2014 and 2013.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company recognized an impairment charge of $Nil (2013 - $100,000) related to indefinite lived intangible assets during the year ended December 31, 2014.

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
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Subsequent to March 4, 2014 the Company implemented the criteria outlined in SAB 104 and recognized revenue when:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability is reasonably assured.

Deferred Income

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under ‘‘Deferred income.’’

Research and Development

The Company expenses costs when incurred for items associated with researching and developing new sources of revenue.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $118,494, net of $6,506 of unrealized losses, as of December 31, 2014. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company’s financial instruments, consisting of accounts receivable, checks in excess of bank balances, accounts payable and accrued liabilities, wages payable, accrued payroll taxes, other loans payable, and due to related parties, approximate their fair value due to the relatively short maturity of these instruments.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2014 and 2013 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
December 31, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Recent Accounting Pronouncements (continued)

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is more Akin to Debt or Equity This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2014-16 objective is to eliminate the use of different methods of accounting for these types of instruments and thereby reduce existing diversity under GAAP. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-01 eliminates the concept of extraordinary items. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-02 amends the analysis required to by a reporting entity to determine if it should consolidate certain types of legal entities.. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – FIXED ASSETS

	December 31, 2014
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	320,933	-
Computer software	75,128	75,128	-
Equipment	10,576	10,576	-

	406,637	406,637	-

	December 31, 2013
		Accumulated	Net Book
	Cost	Depreciation	Value
	$	$	$
Computer equipment	320,933	319,700	1,233
Computer software	75,128	73,866	1,262
Equipment	10,576	10,338	238

	406,637	403,904	2,733

Depreciation expense in 2014 and 2013 was $2,733 and $1,129, respectively.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties of which $100,000 was due upon signing of the agreement. As of December 31, 2014, the Company had $Nil (2013 - $68,900) included in accounts payable and accrued charges relating to this agreement. Management decided to impair the assets at December 31, 2013 as the Company had not been able to derive any revenues from the intellectual properties.

During the year ended December 31, 2014, management sold the intellectual property to a former director of the Company and ATS for relief of the balance owed to the vendors; as such, the Company recorded an adjustment of accounts payable of $68,900.

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. During the year ended December 31, 2014, $Nil (2013 – $8,596) of the debt discount was amortized. As of December 31, 2014, $54,494 (2013 - $50,051) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. During the year ended December 31, 2014, $Nil (2013 - $17,419) of the debt discount was amortized. As of December 31, 2014, $73,118 (2013 - $67,118) of principal and accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. During the year ended December 31, 2014, $Nil (2013 - $49,741) of the debt discount was amortized. As of December 31, 2014, $96,986 (2013 - $88,986) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. During the year ended December 31, 2014, $Nil (2013 - $58,667) of the debt discount was amortized. As of December 31, 2014, $95,474 (2013 - $87,474) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. During the year ended December 31, 2014, $Nil (2013 - $16,667) of the debt discount was amortized. As of December 31, 2014, $58,452 (2013 - $53,452) of principal, accrued interest, and unamortized debt discount on this note was included in other loans payable. The note is past due and continues to accrue interest at the rate of 10% per annum.

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

On July 1, 2013, the above three promissory notes to one director of the Company were combined which capitalized the unpaid principal and interest on the three separate promissory notes totaling $20,553 into one promissory note and extended the maturity date to December 29, 2013. All other terms remained the same. In April 2014, the note was renewed retroactively from December 29, 2013 until December 29, 2014 which included interest of $1,025 being capitalized to the principal. As of December 31, 2014, the Company has accrued $Nil (December 31, 2013 - $1,036) of interest relating to this loan. On September 22, 2014, the Company paid the director $23,156 as full repayment of the loan.

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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2014, the balance owing to this creditor was $61,566 (2013 - $56,318) which includes$9,087 (2013 - $3,839) of accrued interest.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE(continued)

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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2014, the balance owing to this creditor was $30,381 (2013 - $27,757) which includes $4,141 (2013 - $1,517) of accrued interest.

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

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. As of December 31, 2014, the balance owing to this creditor was $46,692 (2013 - $109,157) which includes $381 (2013 - $4,198) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE(continued)

Other Loans Payable (continued)

On February 19, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $33,000 plus interest at 10% per annum on May 20, 2013. The loan was not repaid by May 18, 2013 and continued to accrue interest at the rate of 10% per annum. On July 17, 2013, the Company paid the creditor $34,338 resulting in a full repayment of the loan.

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 25, 2015. On June 11, 2014, the Company paid the creditor $50,000 of which $1,600 was applied to the accrued interest and $48,400 was applied to the principal outstanding. As of December 31, 2013, Company had accrued $1,812 of interest on a principal balance of $52,479. On December 2, 2014, the Company paid the creditor $7,093 as full repayment of the loan.

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

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. As of December 31, 2014, the balance owing to this creditor was $276,466 which includes $26,466 of accrued interest. This loan was not repaid on its maturity and has since been renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal. The new loan matures on July 6, 2015 and bears interest at 24% per annum.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

NOTE 7 – CAPITAL STOCK

On September 25, 2014 the Company‘s Shareholders approved amending the Company’s Articles of Incorporation to increase its authorized capital stock to 510,000,000 shares of which 500,000,000 shared are common stock and 10,000,000 shares are preferred stock. The Company’s Articles were amended effective October 23, 2014.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of the Company’s common stock with a par value of $0.00001.

During the year ended December 31, 2014, the Company:

  issued 1,250,000 common shares valued at $125,000 for share subscription;
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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 7 – CAPITAL STOCK (continued)

Common Shares (continued)

During the year ended December 31, 2013, the Company:

  issued 1,140,590 common shares valued at $145,388 for employment incentives in accordance with employment agreements;
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

As of December 31, 2014, the Company had $505,362 (December 31, 2013 - $130,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at December 31, 2014 or December 31, 2013 were not used to compute the total weighted average shares outstanding as at December 31, 2014 or December 31, 2013, respectively, and were thus not used in the basic net loss per share calculation.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Losses Per Share

As at December 31, 2014, the Company had a weighted average of 97,462,100 (2013 – 91,636,234) common shares outstanding resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.02) (2013 - $(0.02)), basic and diluted net and comprehensive income (loss) per common share from discontinued operations of $0.03 (2013 – $(0.02)), and basic and diluted net and comprehensive income (loss) per common share of $0.02 (2013 - $(0.04)).

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 7 – CAPITAL STOCK (continued)

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

As at December 31, 2014 and 2013, the Company had no outstanding stock options or restricted stock units.

Warrants

The Company had no warrants outstanding at December 31, 2014 and 2013.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

On March 4, 2014, the ATS Transaction closed pursuant to which the Company received $4,928,036 in proceeds. An additional $667,264 was being held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. During the year ended December 31, 2014, $367,264 was released from funds held back upon confirmation from the IRS that all payroll taxes had been paid. The remaining $300,000 held back at December 31, 2014 are included in sale proceeds held back and a deferred gain on sale and will be released as follows:

  $150,000 on March 4, 2015; and
  $150,000 on September 4, 2015.

The March 4, 2015 payment has not been received. The Company has pursued payment with Utiba and Amdocs without result. On March 24, 2015 the Company formally notified Utiba and Amdocs that it is in default of the Asset Purchase Agreement and demanded immediate payment.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 8 – DISCONTINUED OPERATIONS (continued)

As of December 31, 2013, the associated assets and liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below:

2013
$
ASSETS
Cash	44,107
Accounts receivable, net of allowance for doubtful accounts of $789,565	301,991
Prepaid cost of sales	25,056
Deposits and other assets	40,500
Fixed assets, net of accumulated amortization of $119,006 (2012 - $116,025)	137,170
Intellectual property	1,500,000

CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,048,824

LIABILITIES
Accounts payable and accrued charges	555,914
Deferred income	153,150
Long-term debt	69,039
Capital leases	5,042

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	783,145

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 8 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the years ended December 31, 2014 and 2013:

	2014	2013
	$	$
Revenue	155,036	1,185,912
Cost of Sales	142,441	1,136,976
Gross Margin	12,595	48,936
Operating Expenses	459,108	2,894,209
Net Loss Before Other Items	(446,513)	(2,845,273)
Other Items	(12,119)	44,970
Non-Compete Income	2,200,000	-
Shareholder Release Income	200,000	-
Gain on Disposal of Assets	1,248,687	-
Net Income (Loss) Before Non-Controlling Interest	3,190,055	(2,800,303)
Non-Controlling Interest	(203,660)	(1,362,819)

Discontinued Operations for Alternet Systems, Inc.	3,393,715	(1,437,484)

The table below details the Company’s gain on disposal of assets at December 31, 2014:

2014
$
Total funds received	5,295,300
Less: Funds relating to non-compete and shareholder release income	(2,400,000)
Net funds received	2,895,300
Liabilities assumed by the purchaser	177,401
Total proceeds	3,072,701
Assets sold	(1,824,014)

Gain on disposal of assets	1,248,687

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 8 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the years ended December 31, 2014 and 2013:

	2014	2013
	$	$
Operating Activities	(494,210)	(142,495)
Investing Activities	1,630,311	-
Financing Activities	(74,082)	(196,127)

Cash Flows From Discontinued Operations	1,062,019	(338,622)

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2014, a total of $658,663 (2013 - $1,046,352) was payable to directors and officers of the Company of which $658,663 (2013 – $357,957) was non-interest bearing and had no specific terms of repayment, $Nil (2013 - $21,589) related to loans detailed in Note 4, and $Nil (2013 - $666,806) related to unpaid wages for prior years accruing interest at 10% per annum. Of the amount payable, $17,591 (2013 - $73,950) was included in accounts payable for expense reimbursements, $639,375 (2013 - $964,723) was included in wages payable for accrued fees and capitalized interest, and $1,697 (2013 - $7,679) was included in due to related parties.

During the year ended December 31, 2014, a director of the Company and ATS and a director of IMS resigned from the respective Board of Directors. The amounts owing to these two individuals as at December 31, 2014 included $4,800 (2013 - $71,279) for accounts payable for expense reimbursements and $160,809 (2013 - $520,079) for accrued fees, and interest. Additionally, on September 30, 2014, the former director of IMS released the Company of its obligation to pay the director unpaid wages of $115,792.

During the year ended December 31, 2014, the Company expensed a total of $393,958 (2013 - $910,000) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $232,921 (2013 - $872,084) has been accrued and $161,037 (2013 - $Nil) has been paid in cash.

During the year ended December 31, 2014, the Company’s discontinued operations wrote off an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (2013 - $789,565; VEF 6,674,709) that had been fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $34,946 (VEF 5,971,438) (2013 - $94,784; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 10 – DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make monthly payments to the consultant of $5,000 if the Company was able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The Company also agreed to issue to the consultant 700,000 shares of common stock, in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares had been issued to the consultant. The value of the services is being expensed on a straight-line basis over the life of the contract. During the year ended December 31, 2014, the Company expensed $13,125 (2013 - $91,875) to investor relations. The contract was expensed in full by February 15, 2014.

In October 2013, the Company signed an investor relations agreement with another consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make two monthly payments to the consultant of $10,000 from the date of signing (paid). The Company also agreed to issue to the consultant 2,000,000 shares of common stock based on certain benchmarks. On November 6, 2013, the Company issued 2,000,000 common shares in the name of the consultant valued at $0.05 per share, the closing price of the stock on the issue date, for a total value of $100,000 of which none have been delivered to the consultant. The 2,000,000 shares will be delivered to the consultant when the benchmarks of the contract have been met. If the contract is terminated and the consultant does not meet the stages of the benchmarks, the Company may cancel any shares not delivered to the consultant. The value of the services is being expensed when the benchmarks are met. As at December 31, 2014, two of the benchmarks were met (2013 - none); as such, the Company issued 1,000,000 common shares (2013 - Nil) to the consultant and expensed $50,000 to investor relations. In April 2014, the Company terminated the contract with the consultant and cancelled the remaining 1,000,000 common shares.

On February 18, 2014, the Company signed a consulting agreement with a consultant to provide strategic business consulting services for a term of one year. Under the agreement, the Company agreed to make monthly payments of $6,500 to the consultant and to issue the consultant 1,000,000 shares of common stock. On June 9, 2014, the Company issued the 1,000,000 common shares in the name of the consultant valued at $0.08 per share, the closing price of the stock on the issue date, for a total value of $80,000. The value of the services is being expensed on a straight-line basis over six months, the term stipulated in the contract. During the year ended December 31, 2014, the Company expensed $80,000 to consulting fees.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the year ended December 31, 2014, the Company expensed $143,125 (2013 - $91,875) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 11 – INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2014 and 2013 since the Company has established a valuation allowance equal to the total deferred tax asset related to losses incurred during such periods.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	December 31,
	2014	2013
	$	$

Loss from continuing operations before income taxes	(1,805,675)	(1,887,317)
Effective tax rate	40.50%	40.50%

Income tax benefit	(731,300)	(764,400)
Share issue costs	-	(8,500)
Non-deductible items	13,200	224,900
Other deductible items	(300)	(400)
Tax benefits not recognized	718,400	548,400

Income tax expense	-	-

	December 31,
	2014	2013
	$	$

Income (loss) from discontinued operations before income taxes	3,190,055	(2,800,283)
Effective tax rate	40.50%	40.50%

Income tax (benefit)	1,292,000	(1,134,100)
Non-deductible items	538,900	159,400
Other deductible items	(2,900)	(30,100)
Tax benefits not recognized (recognized)	(1,828,000)	1,004,800
Income tax expense	-	-

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 11 – INCOME TAXES (continued)
Deferred tax assets and liabilities and related valuation allowance as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	$	$
Deferred tax assets:
Capital loss carryforwards - continuing operations	-	40,500
Net operating loss carryforwards - continuing operations	6,763,000	6,002,300
Net operating loss carryforwards - discontinued operations	849,100	2,727,200
	7,612,100	8,770,000

Deferred tax liabilities:
Capital assets – continuing operations	-	(800)
Capital assets – discontinued operations	-	(50,100)
Unrealized losses – continuing operations	(2,600)
	(2,600)	(50,900)

Net deferred tax assets before valuation allowance	7,609,500	8,719,100
Valuation allowance	(7,609,500)	(8,719,100)

Net deferred tax assets (liabilities)	-	-

Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized and accordingly, has provided a valuation allowance.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 11 – INCOME TAXES (continued)

At December 31, 2014, the Company has available unused net operating loss carryforwards of approximately $18.5 million that expire from 2021 to 2034 for federal tax purposes and approximately $7.0 million for Florida state tax purposes, which expire from 2027 to 2034. Additionally, the Company has loss carryforwards of approximately $5,100 in Guatemala and $48,500 in Ecuador.

As of December 31, 2014, the Company believes that it has no liability for uncertain tax provisions. If the Company were to determine there were an uncertain tax provisions, the Company would recognize the liability and related interest and penalties within income tax expense. As of December 31, 2014, the Company has no provisions for interest or penalties related to uncertain tax positions.

The Company files income tax returns in Guatemala, Ecuador, and the U.S. including both the federal jurisdiction and Florida state jurisdiction. There are no income tax examinations currently underway in any jurisdictions, however to the extent that net operating losses have been utilized in either the current or preceding years such losses may be subject to future income tax examination.

NOTE 12 – OPERATING LEASES

The Company leases its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expired on March 2015 and was renewed at a monthly rate of $1,872 and expires on February 28, 2016.

Lease expense totaled $18,000 and $16,851 during the years ended December 31, 2014 and 2013, respectively.

The following is a schedule by fiscal year of future minimum rental payments required under the operating lease agreement:

2015	$22,320
2016	3,744
Total	$26,064

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant for the years ended December 31, 2014 or 2013.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 13 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	December 31,
	2014	2013
	$	$
Supplemental cash flow disclosures:
Interest paid	118,714	35,572
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares obligated to be issued	-	(2,800)
Shares issued for previous subscriptions	2,800	-
Shares issued for share issue costs	-	21,000
Shares issued for deferred compensation	80,000	205,000
Shares issued for wages and related benefits payable	-	85,795
Value of beneficial conversion feature	-	75,333
Deferred gain from funds held in escrow	300,000	-
Shares issued for investment in digital currency	125,000	-
Cancellation of shares issued for deferred compensation	50,000	-
Settlement of wages payable to a director	115,792	-
Subscription receivable	375,000	-

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

The fair value of the Company’s accounts receivable, sale proceeds held in escrow, accounts payable and accrued liabilities, wages payable, accrued taxes, customer deposits, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash, are measured at fair value using Level 1 inputs.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 15 – LAWSUIT

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. As of December 31, 2014, no provision for this claim has been made.

NOTE 16 – SUBSEQUENT EVENTS

  On January 16, 2015, the Company issued 250,000 common shares valued at $7,500 to legal counsel for services to be rendered.
  On February 13, 2015 the Company filed a complaint (“Complaint”) in the Circuit Court for Miami-Dade County, Florida, against Justin Ho and Richard Matotek (“Defendants”), the previous combined 96% shareholders of Utiba Pte. Ltd., the joint-venture partner of the Company in Alternet Transaction Systems, Inc. (“ATS”). The Compalint alleges that the Defendants did not honor their commitment of paying its 49% share of the liabilities held by ATS at closing of the ATS Transaction (refer to Part 1 Item 1 Overview of the ATS Transaction and Consideration Paayble). The Company alleges that it is owed $1,181,639.
  On March 1, 2015, the Company renewed the office facility lease which requires monthly payments of $1,872 and expires on February 28, 2016.
  After repeated requests for payment, on March 24, 2015 the Company formally notified Utiba and Amdocs that it is in default of the Asset Purchase Agreement and demanded immediate payment of the $150,000 held back at the time of closing. Release of such amount was due on March 4, 2015.

Events occurring after December 31, 2014 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

As of December 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Term of Office*1*2
Henryk Dabrowski	President, Chairman and Director	Expires at next AGM
Fabio Alvino	Director	Expires at next AGM
Robin Bjorklund	Director	Resigned on February 2, 2015
Fernando Cisneros	Director	Expires at next AGM
Michael Viadero	CFO and Director	Appointed on February 2, 2015 to replace Robin Bjorklund

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.
2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

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

Fernando Cisneros, Director

Mr. Cisneros, is an entrepreneur and private equity investor with deep financial expertise. Since April 2012 Mr. Cisneros has been a Partner at Octagon Group, a Peruvian real estate development firm, and spearheading multi-million dollar residential and commercial projects. Prior to Octagon Group, Mr. Cisneros was a Vice President in LXG Capital from May 2010 to April 2012, a boutique Latin American investment bank, working on mergers and acquisitions, divestitures, general strategic advisory services, and capital raising. Mr. Cisneros has also served as a Partner in Flow Investments, from December 2008 to February 2010, a global macro hedge fund, where he focused on equities and options. Previously he was Vice President of Finance at Grupo Mistral, a private group of companies in the industrial, retail, and consumer product sectors in Venezuela. Lastly, he began his career as an Analyst at Lazard Frères in mergers and acquisitions.

Robin Bjorklund, Director

Mr. Bjorklund has an extensive background in building successful multi-million dollar companies from start-up to profitability. Over the past 5 years he has worked as a venture capitalist and as a consultant with Alternet Systems Inc. Effective February 2, 2015 Mr. Bjorklund resigned from the Board and was replaced by Mr. Viadero.

Michael Viadero, Chief Financial Officer (CFO), Director

Mr. Viadero is a finance executive with broad experience in multiple disciplines, diverse industries and markets throughout Latin America. With over 30 years of experience managing multi-functional organizations and operations at MasterCard International, W.R. Grace and First Chicago. Prior to joining Alternet he was Regional Financial Officer for MasterCard International, responsible for financial operations, product and service pricing strategy, and transitioning the company from privately-held to public entity, including compliance with Sarbanes-Oxley Act. Effective February 2, 2015 Mr. Viadero replaced Mr. Bjorklund on the Board.

Item 11.        Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2014 and 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/SARs (#) (g)	LTIP payouts ($) (h)	All other Compensation ($) (i)
Henryk Dabrowski	2014	165,000	0	11,200	0	0	0	0
President and	2013	165,000	165,000	9,852	0	0	0	0
Chairman	2012	165,000	82,500	17,865	0	0	0	0
Robin Bjorklund Former Director Resigned on February 2, 2015	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Fernando Cisneros Director	2014 2013 2012	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Viadero, CFO (and Director as of February 2, 2015)	2014 2013 2012	160,000 160,000 160,000	50,000 160,000 80,000	8,576 9,926 9,944	0 0 0	0 0 0	0 0 0	0 0 0
Fabio Alvino Former Director (resigned on July 30, 2014)	2014 2013 2012	18,958 130,000 130,000	0 130,000 65,000	2,400 29,290 29,340	0 0 0	0 0 0	0 0 0	0 0 0

Name	Year	Salary	Bonus	Other Annual	Stock Award(s)	Securities	LTIP	All other
Henryk Dabrowski
Paid in Cash	2014	68,750	0	0	0	0	0	0
Accrued and unpaid	2014	96,2500	0	11,200	0	0	0	0
Paid in cash	2013	13,750	0	9,852	0	0	0	0
Accrued and unpaid	2013	151,250	165,000	0	0	0	0	0
Paid in cash	2012	165,000	82,500	17,865
Accrued and unpaid	2012	0	0	0	0	0	0	0

Fabio Alvino
Paid in cash	2014	18,958	0	2,400	0	0	0	0
Accrued and unpaid	2014	0	0	0	0	0	0	0
Paid in cash	2013	130,000	0	29,290	0	0	0	0
Accrued and unpaid	2013	0	130,000	0	0	0	0	0
Paid in cash	2012	130,000	0	29,340	0	0	0	0
Paid in common shares	2012	0	65,000	0	0	0	0	0
Accrued and unpaid	2012	0	0	0	0	0	0	0

Michael Viadero
Paid in Cash	2014	73,333	0	0	0	0	0	0
Accrued and unpaid	2014	86,776	50,000	8,576	0	0	0	0
Paid in cash	2013	160,000	0	0	0	0	0	0
Accrued and unpaid	2013	0	160,000	9,926	0	0	0	0
Paid in cash	2012	160,000	80,000	9,945	0	0	0	0
Accrued and unpaid	2012	0	0	0	0	0	0	0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our Company’s board of directors does not have an audit committee.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2014 there were no options exercised by our named officers.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 31, 2015 (16,077,630 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street Miami, FL 33143	President, Director	5,819,930	5.55%
Fernando Cisneros 2100 Salzedo Street, Suite 300 Coral Gables, Florida 33134	Director	8,179,700	7.81%
Michael Viadero 2694 Inagua Avenue, PH1 Miami, Florida 33133	CFO	2,078,000	1.98%
Directors, Officers and 5% stockholders in total		16,077,630	15.35%

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

As of December 31, 2014, a total of $658,663 (December 31, 2013 - $1,046,352) was payable to directors and officers of the Company of which $658,663 (December 31, 2013 – $357,957) was non-interest bearing and had no specific terms of repayment, $Nil (December 31, 2013 - $21,589) related to loans detailed in Note 4, and $Nil (December 31, 2013 - $666,806) related to unpaid wages for prior years accruing interest at 10% per annum. Of the amount payable, $17,591 (December 31, 2013 - $73,950) was included in accounts payable for expense reimbursements, $639,375 (December 31, 2013 - $964,723) was included in wages payable for accrued fees and capitalized interest, and $1,697 (December 31, 2013 - $7,679) was included in due to related parties.

During the year ended December 31, 2014, a director of the Company and ATS and a director of IMS resigned from the respective Board of Directors. The amounts owing to these two individuals as at December 31, 2014 included $4,800 (December 31, 2013 - $71,279) for accounts payable for expense reimbursements and $160,809 (December 31, 2013 - $520,079) for accrued fees and capitalized interest of which $Nil (December 31, 2013 - $281,120) related to unpaid wages of prior years accruing interest at 10% per annum. Additionally, on September 30, 2014, the former director of IMS released the Company of its obligation to pay the director unpaid wages of $115,792.

During the year ended December 31, 2014, the Company expensed a total of $393,958 (2013 - $910,000) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $232,921 (2013 - $872,084) has been accrued and $161,037 (2013 - $Nil) has been paid in cash.

As of December 31, 2014, the Company’s discontinued operations held an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) (2013 - $789,565; VEF 6,674,709) which the Company fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. In addition, the Company owes this company $34,946 (VEF 5,971,438) (2013 - $94,784; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

Director Independence

Our board acts with three (3) directors, consisting of Henryk Dabrowski, Fernando Cisneros, and Robin Bjorklund. On February 2, 2015, Robin Bjorklund resigned as a director of the Company and was replaced by Michael Viadero. From inception to present date, we believe that the members of our board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$62,000	$74,000
Audit Related Fees	$11,277	$4,831

	Year Ended
	December 31, 2014	December 31, 2013
Tax Fees	$2,190	$ 2,842
All Other Fees	Nil	Nil
Total	$75,467	$ 81,673

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
March 31, 2015

By:/s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Henryk Dabrowski	By:/s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
March 31, 2015	Officer)
March 31, 2015