Form 10-Q
period 2015-03-31
ALTERNET SYSTEMS INC
filed 2015-05-15
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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
108,224,304 as of May 15, 2015

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	2,829	74,907
Accounts receivable, net	8,149	8,149
Sale proceeds held in escrow	300,000	300,000
Investment in digital currency	115,920	118,494
Deposits and other assets	7,625	7,000
Total current assets	434,523	508,550

TOTAL ASSETS	434,523	508,550

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued charges	1,822,369	1,790,639
Wages payable	1,005,151	864,268
Accrued payroll taxes	168,756	181,532
Deferred gain on sale	300,000	300,000
Other loans payable, net of beneficial conversion feature	436,750	796,078
Due to related parties	24,443	36,643
Total current liabilities	3,757,469	3,969,160

Stockholders' equity (deficiency)
Capital stock
Authorized: 500,000,000 common stock with a par value of $0.00001 and 10,000,000 preferred stock with a par value of $0.00001 Issued and outstanding: 104,798,427 common stock (2014 – 99,483,055)	1,048	995
Additional paid-in capital	15,248,722	14,861,372
Private placement subscriptions	505,362	505,362
Share subscription receivable	(375,000)	(375,000)
Obligation to issue shares	32,776	-
Accumulated other comprehensive income	(331,350)	(331,373)
Accumulated deficit	(18,404,504)	(18,121,966)
	(3,322,946)	(3,460,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	434,523	508,550

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2015	2014
	$	$

REVENUE	-	-

OPERATING EXPENSES
Depreciation	-	2,733
Investor relations	-	80,509
Management and consulting	175,386	222,651
Office and general	12,518	35,199
Payroll	28,758	30,723
Professional fees	26,500	58,545
Rent	6,876	7,333
Research and development	-	500,000
Travel	9,802	56,069
	259,840	993,762

NET LOSS BEFORE OTHER ITEMS	(259,840)	(993,762)

OTHER ITEMS
Interest expense, net	(20,575)	(39,118)
Gain on foreign exchange	451	1,098
Unrealized loss on investment	(2,574)	-
	(22,698)	(38,020)

NET LOSS FROM CONTINUING OPERATIONS	(282,538)	(1,031,782)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	-	(12,618)

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(282,538)	(1,019,164)

DISCONTINUED OPERATIONS	-	2,922,523

TOTAL NET AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(282,538)	1,903,359

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net income (loss) attributable to Alternet Systems Inc.	(282,538)	1,903,359
Non-controlling interest	-	(12,618)
Add items not affecting cash
Depreciation	-	2,733
Interest accrued	20,575	(2,114)
Shares for services	7,500	129,700
Unrealized loss on investments	2,574	-
Unrealized foreign exchange loss	-	1,481
Deferred compensation	-	81,875
Changes in non-cash working capital:
Accounts receivable, net	-	(11,370)
Deposits and other assets	(625)	8,285
Accounts payable and accrued charges	64,506	588,457
Wages payable	140,883	67,432
Accrued payroll taxes	(12,776)	(430,642)
Due to related parties	(12,200)	6,007
Net cash provided by (used in) operating activities	(72,101)	2,332,585

INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	-	150,000
Payments on loans payable	-	(1,080,664)
Payments on long term debt	-	(312,667)
Checks issued in excess of bank balance	-	(168)
Net cash (used in) financing activities	-	(1,243,499)

EFFECT OF EXCHANGE RATES ON CASH	23	(77)

CASH FLOWS FROM CONTINUING OPERATIONS	(72,078)	1,089,009
CASH FLOWS FROM DISCONTINUED OPERATIONS	-	1,062,019
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	(72,078)	2,151,028

CASH, BEGINNING OF PERIOD	74,907	-

CASH, END OF PERIOD	2,829	2,151,028

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2015 the Company had a working capital deficiency of $3,322,946 (December 31, 2014 - $3,460,610). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with SEC on March 31, 2015. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the following companies:

-	Alternet Systems Inc.
-	AI Systems Group, Inc., a wholly owned subsidiary of Alternet
-	Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
-	Alternet Transactions Systems (“ATS”), Inc., a wholly owned subsidiary of Alternet (formerly a 51% owned subsidiary. See Note 8, Discontinued Operations)
-	Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
-	International Mobile Security, Inc. (“IMS”), a wholly owned subsidiary of Alternet (formerly a 60% owned subsidiary)
-	Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
-	Alternet Financial Solutions, LLC (“AFS”), wholly-owned subsidiary of Alternet
-	Alternet Payment Solutions, LLC (“APS”), wholly-owned subsidiary of Alternet
-	OneMarket, Inc., a wholly owned subsidiary of Alternet

The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
March 31, 2015
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

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in investments in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $115,920, net of $9,080 of unrealized losses, as of March 31, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At March 31, 2015 and December 31, 2014 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

In February 2015, the FASB issued ASU No. 2015-20, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-02 amends the analysis required to by a reporting entity to determine if it should consolidate certain types of legal entities. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-03 reduces the complexity in the accounting standard by requiring debt issuance costs to be directly deducted from the carrying amount of the related debt. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-05 provides guidance about whether a cloud computing arrangement includes a software license and how to account for it. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 – FIXED ASSETS

Depreciation expense for the three months ended March 31, 2015 and 2014 was $Nil and $2,733, respectively.

NOTE 4 – INTELLECTUAL PROPERTY

On January 25, 2011, the Company signed a Copyright Agreement with a supplier for various intellectual properties of which $100,000 was due upon signing of the agreement.. Management decided to impair the assets at December 31, 2013 as the Company had not been able to derive any revenues from the intellectual properties.

During the year ended December 31, 2014, management sold the intellectual property to a former director of the Company and ATS for relief of the balance owed to the vendors; as such, the Company recorded an adjustment of accounts payable of $68,900.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

Convertible Debentures

On August 29, 2012, the Company issued a note payable in the amount of $44,438. The note carries interest at the rate of 10% per annum and was due on February 28, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on August 29, 2012 of $0.12 provided a value of $26,663. The debt discount was fully amortized during the year ended December 31, 2013. On February 24, 2015, the Company issued 729,128 shares valued at $54,689 per the terms of the agreement as full repayment of the convertible debenture.

On September 26, 2012, the Company issued a note payable in the amount of $60,000. The note carries interest at the rate of 10% per annum and was due on March 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.045 below the market price on September 26, 2012 of $0.12 provided a value of $36,000. The debt discount was fully amortized during the year ended December 31, 2013. On February 24, 2015, the Company issued 978,411 shares valued at $73,381 per the terms of the agreement as full repayment of the convertible debenture.

On October 19, 2012, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on April 30, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.085 below the market price on October 19, 2012 of $0.16 provided a value of $80,000. The debt discount was fully amortized during the year ended December 31, 2013. On February 24, 2015, the Company issued 1,297,827 shares valued at $97,337 per the terms of the agreement as full repayment of the convertible debenture.

On January 25, 2013, the Company issued a note payable in the amount of $80,000. The note carries interest at the rate of 10% per annum and was due on October 22, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.055 below the market price on January 25, 2013 of $0.13 provided a value of $58,667. The debt discount was fully amortized during the year ended December 31, 2013. On February 24, 2015, the Company issued 1,277,662 shares valued at $95,825 per the terms of the agreement as full repayment of the convertible debenture.

On April 24, 2013, the Company issued a note payable in the amount of $50,000. The note carries interest at the rate of 10% per annum and was due on October 31, 2013. Since the note was not repaid on maturity, the holder is entitled to convert all or any portion of the original principal face value of the note into shares of common stock of the Company at a conversion value of $0.075. The beneficial conversion feature discount resulting from the conversion price being $0.025 below the market price on April 24, 2013 of $0.10 provided a value of $16,667. The debt discount was fully amortized during the year ended December 31, 2013. On February 24, 2015, the Company issued 782,283 shares valued at $58,671 per the terms of the agreement as full repayment of the convertible debenture.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of March 31, 2015, the balance owing to this creditor was $62,860 (December 31, 2014 - $61,566) which includes $10,381 (December 31, 2014 - $9,087) of accrued interest.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of March 31, 2015, the balance owing to this creditor was $31,028 (December 31, 2014 - $30,381) which includes $4,788 (December 31, 2014 - $4,141) of accrued interest.

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

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. As of March 31, 2015, the balance owing to this creditor was $47,834 (December 31, 2014- $46,692) which includes $1,523 (December 31, 2014- $381) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

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
March 31, 2015
(Unaudited)
NOTE 5 - CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On October 15, 2013, the Company signed a new promissory note with a creditor for a total of $500,000 which was disbursed to the Company in three tranches: Tranche A - $200,000 (received in November 2013); Tranche B - $150,000 (received in December 2013); and Tranche C - $150,000 (received in January 2014). The note had a maturity date of April 15, 2014 and bears interest at 5% per annum. In the event of default, the creditor was able to convert the unpaid principal and interest into common shares of ATS stock as is required in order for the shareholding of the creditor, when added to the 49% shareholding of Utiba, be equal to 52.57% of the entire issued share capital of ATS. On March 6, 2014, the Company was relieved of the full amount of the loan of $505,063 per the terms of the Asset Purchase Agreement.

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. On January 25, 2015, this loan was renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal and the maturity being extended to July 6, 2015. All other terms remained the same. As of March 31, 2015, the balance owing to this creditor was $292,580 (December 31, 2014- $276,466) which includes $12,169 (December 31, 2014- $26,466) of accrued interest.

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

Common Stock

The Company is authorized to issue up to 500,000,000 shares of the Company’s common stock with a par value of $0.00001. During the three months ended March 31, 2015, the Company:

  issued 250,000 common shares valued at $7,500 for legal services rendered; and
  issued 5,065,372 common shares valued at $379,903 for the repayment of convertible debt (see Note 5).

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
NOTE 7 – CAPITAL STOCK (continued)

As of March 31, 2015, the Company had $505,362 (December 31, 2014 - $505,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

On March 31, 2015, the Company signed an agreement to settle accounts payable of $32,776 to a consultant through the issuance of 1,092,535 common shares. As of March 31, 2015, $32,776 was included in obligation to issue shares.

The shares which were not issued as at March 31, 2015 or December 31, 2014 were not used to compute the total weighted average shares outstanding as at March 31, 2015 or December 31, 2014, respectively, and were thus not used in the basic net loss per share calculation.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Income (Loss) Per Share

For the three months ended March 31, 2015 and 2014, the Company had a weighted average of 101,717,537 and 96,240,685 common shares outstanding, respectively, resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.00) (March 31, 2014 - $(0.01)), basic and diluted net and comprehensive income (loss) per common share from discontinued operations of $0.00 (March 31, 2014 – $0.03), and basic and diluted net and comprehensive loss per common share of $(0.00) (March 31, 2014 - $0.02) ..

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

As at March 31, 2015, the Company had no outstanding stock options or restricted stock units.

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

2

The entry by the Company into a non-compete covenant in favor of Utiba and its affiliates in the mobile payment, top up and mobile financial services industry for a period of 36 months, in consideration for a payment in cash on closing of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) of $2,200,000. The Company recognized the full amount as income in 2014 as it did not intend to compete in this industry in the future.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
NOTE 8 – DISCONTINUED OPERATIONS (continued)

Overview of the ATS Transaction and Consideration Payable (continued)

3	The release by the Company of Utiba from all its obligations under the ATS Shareholders Agreement in consideration for a payment in cash on Closing of $200,000.

4	Upon Closing, Utiba shall transfer its 49% interest in ATS to the Company so that the Company will own 100% of ATS after Closing.

On March 4, 2014, the ATS Transaction closed pursuant to which the Company received $4,928,036 in proceeds. An additional $667,264 was held in escrow to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. During the year ended December 31, 2014, $367,264 was released. The remaining $300,000 is included in sales proceeds held back and a deferred gain on sale. Proceeds of $150,000 were received in April 2015 with the remaining balance to be received in September 2015.

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	$	$
Revenue	-	155,036
Cost of Sales	-	142,441
Gross Margin	-	12,595
Operating Expenses	-	549,266
Net Loss Before Other Items	-	(536,671)
Other Items	-	(6,060)
Non-Compete Income	-	2,200,000
Shareholder Release Income	-	200,000
Gain on Disposal of Assets	-	867,653
Net Income (Loss) Before Non-Controlling Interest	-	2,718,863
Non-Controlling Interest	-	(203,660)

Discontinued Operations for Alternet Systems, Inc.	-	2,922,523

The Company did not have any taxes owing on the income earned from the discontinued operation as it had tax losses from prior years which are available to be utilized for tax purposes.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
NOTE 8 – DISCONTINUED OPERATIONS (continued)

The table below details the Company’s gain on disposal of assets at March 31, 2014:

Three Months
Ended
March 31, 2014
$
Total funds received	4,928,036
Less: Funds relating to non-compete and shareholder release income	(2,400,000)
Net funds received	2,528,037
Liabilities assumed by the purchaser	177,401
Total proceeds	2,705,438
Assets sold	(1,837,785)

Gain on disposal of assets	867,653

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the three months ended March 31:

	Three Months Ended
	March 31,
	2015	2014
	$	$
Operating Activities	-	(494,210)
Investing Activities	-	1,630,311
Financing Activities	-	(74,082)

Cash Flows From Discontinued Operations	-	1,062,019

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
NOTE 9 - RELATED PARTY TRANSACTIONS

As of March 31, 2015, a total of $442,439 (December 31, 2014 - $658,663) was payable to directors and officers of the Company which was non-interest bearing and had no specific terms of repayment. Of the amount payable, $23,611 (December 31, 2014 - $17,591) was included in accounts payable for expense reimbursements, $421,834 (December 31, 2014 - $639,375) was included in wages payable for accrued fees and capitalized interest, and $(3,006) (December 31, 2014 - $1,697) was included in due to related parties.

During the year ended December 31, 2014, a director of the Company and ATS and a director of IMS resigned from the respective Board of Directors. The amounts owing to these two individuals as at December 30, 2014 included $4,800 for accounts payable for expense reimbursements and $160,809 for accrued fees and interest. Additionally, on September 30, 2014, the former director of IMS released the Company of its obligation to pay the director unpaid wages of $115,792.

During the three months ended March 31, 2015, the Company expensed a total of $87,250 (March 31, 2014 - $150,208) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $87,250 (March 31, 2014 - $50,000) has been accrued and $Nil (March 31, 2014 - $100,208) has been paid in cash.

During the year ended December 31, 2014, the Company’s discontinued operations wrote off an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) that had been fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. As of March 31, 2015, the Company owes this company $34,946 (VEF 5,971,438) (December 31, 2014 - $34,946; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

NOTE 10 - DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make monthly payments to the consultant of $5,000 if the Company was able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The Company also agreed to issue to the consultant 700,000 shares of common stock, in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares had been issued to the consultant. The value of the services was being expensed on a straight-line basis over the life of the contract. During the three months ended March 31, 2015, the Company expensed $Nil (March 31, 2014 - $13,125) to investor relations. The contract was expensed in full by February 15, 2014. In October 2013, the Company signed an investor relations agreement with another consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make two monthly payments to the consultant of $10,000 from the date of signing (paid). The Company also agreed to issue to the consultant 2,000,000 shares of common stock based on certain benchmarks. On November 6, 2013, the Company issued 2,000,000 common shares in the name of the consultant valued at $0.05 per share, the closing price of the stock on the issue date, for a total value of $100,000 of which none have been delivered to the consultant. The 2,000,000 shares will be delivered to the consultant when the benchmarks of the contract have been met. If the contract is terminated and the consultant does not meet the stages of the benchmarks, the Company may cancel any shares not delivered to the consultant. The value of the services was being expensed when the benchmarks are met. As at December 31, 2014, two of the benchmarks were met; as such, the Company issued 1,000,000 common shares to the consultant and expensed $50,000 to investor relations. In April 2014, the Company terminated the contract with the consultant and cancelled the remaining 1,000,000 common shares.

On February 18, 2014, the Company signed a consulting agreement with a consultant to provide strategic business consulting services for a term of one year. Under the agreement, the Company agreed to make monthly payments of $6,500 to the consultant and to issue the consultant 1,000,000 shares of common stock. On June 9, 2014, the Company issued the 1,000,000 common shares in the name of the consultant valued at $0.08 per share, the closing price of the stock on the issue date, for a total value of $80,000. The value of the services was being expensed on a straight-line basis over six months, the term stipulated in the contract. During the three months ended March 31, 2015, the Company expensed $Nil (March 31, 2014 - $18,750) to consulting fees. The contract was expensed in full by August 17, 2014.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
NOTE 10 - DEFERRED COMPENSATION (continued)

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the three months ended March 31, 2015, the Company expensed $Nil (three months ended March 31, 2014 -$81,875) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

NOTE 11 – OPERATING LEASES

The Company leased its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expired on March 2015 and was renewed at a monthly rate of $1,872 which expires on February 28, 2016.

Lease expense totaled $4,678 and $5,472 during the three months ended March 31, 2015 and 2014, respectively.

The following is a schedule by fiscal year of future minimum rental payments required under the operating lease agreement:

2015	$16,848
2016	3,744
Total	$20,592

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant for the three months ended March 31, 2015 or 2014.

NOTE 12 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended
	March 31,
	2015	2014
	$	$
Supplemental cash flow disclosures:
Interest paid	20,575	87,354
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares obligated to be issued	32,776	153,500
Shares issued for previous subscriptions	-	2,800
Shares issued for deferred compensation	-	150,000
Deferred gain from funds held in escrow	-	667,264
Shares issued for investment in digital currency	-	125,000
Subscription receivable	-	375,000
Shares issued for convertible debt	379,903	-

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

NOTE 14 – LAWSUIT

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of March 31, 2015, no provision for this claim has been made.

On February 13, 2015 the Company filed a complaint (“Complaint”) in the Circuit Court for Miami-Dade County, Florida, against Justin Ho and Richard Matotek (“Defendants”), the previous combined 96% shareholders of Utiba Pte. Ltd., the joint-venture partner of the Company in Alternet Transaction Systems, Inc. (“ATS”). The Complaint alleges that the Defendants did not honor their commitment of paying its 49% share of the liabilities held by ATS at closing of the ATS Transaction. The Company alleges that it is owed $1,181,639.

NOTE 15 – SUBSEQUENT EVENTS

  On April 1, 2015, the Company signed an agreement with a consultant to provide accounting services to the Company. Under the agreement, the Company agreed to pay the consultant $15,000 and issue 833,333 common shares of the Company immediately, pay $7,500 and issue 500,000 common shares of the Company upon filing of the Company’s 10Q for the quarter ended March 31, 2015 and pay $7,500 and issue 500,000 common shares of the Company upon filing of the Company’s 10Q for the quarter ended June 31, 2015. On April 24, 2015, the Company issued all 1,833,333 common shares valued at $55,000.
  On April 27, 2015 APS signed a Partner Agreement with R4 Technologies, LLC to market and promote R4’s purpose-built cloud platform for microsegment data, insight and engagement to help brands leverage data and automate yield optimization. APS will partner with R4 across Latin America and the Caribbean.
  On April 30, 2015, the Company issued 1,092,535 common shares valued at $32,776 for an obligation to issue shares.
  On May 1, 2015, the Company issued 500,000 common shares valued at $15,000 to a consultant for services rendered.
  On May 4, 2015 APS signed a Commercial Distribution Software Reseller Agreement with APPI Tecnologia S/A, a leading information technology company, based in Brazil, specializing in the integration and development of technical solutions and software for the electronic transaction payment industry. APS will promote APPI’s unique, innovative, and efficient solutions for the Payments and Services segments in the United States, Canada and the Caribbean.
  On May 12, 2015, the Company received a $145,583.33 short-term loan as an advance of the $150,000.00 balance held back from the Cash Purchase Price by Utiba Pte. Ltd. on the ATS Transaction. The loan carries a 10% per annum interest rate and will be repaid with the release of the aforementioned held back amount, due to be released on September 4, 2015.

Events occurring after March 31, 2015 were evaluated through the date this Interim Report was issued, in compliance with FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in our annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, particularly in the section entitled "Risk Factors”.

Overview

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

In 2014, the Company created Alternet Financial Solutions, LLC (“AFS”), a wholly owned subsidiary. AFS will provide financial services based on digital asset solutions, these include foreign exchange services and digital currency clearing (including Bitcoin, VEN and other crypto currencies).

The Company also created a wholly owned subsidiary, Alternet Payment Solutions, LLC (“APS”) to specialize in financial services software, multichannel payment solutions, electronic point of sale modernization, NFC point of sale solutions for the mobile financial industry, payment processing and data analytics tools.

In addition, he Company’s financial services initiative will focus on bringing to market innovative consumer products, including a multi-asset debit and credit card. This initiative is the first of its kind with dynamic currency conversion from digital to physical currency, digital currency exchange and merchant acquisition solutions. All of these services will include integration of existing digital currencies, including Bitcoin, Ven, Ripple and others. The Company expects to have a global reach, initially launching in Latin America and the Caribbean, with expansion opportunities into Africa and Eastern Europe.

2015 and Beyond

In 2015, the Company and its wholly owned subsidiaries, will start to provide its products and services on a commercial basis. These services will include:

-	APS will develop and deploy, retail and consumer multichannel payment mechanisms
-

Invest in technologies around the Bitcoin distributed Blockchain. These applications are called Sidechains, and can be applied to a wide variety of uses, from title registration, citizens ID, vehicle tag management to logistics, etc.,

-	Digital currency payment solutions (debit and secured credit card),
-

Modernization of the electronics point of sale legacy infrastructure expanding the useful life of the electronic point of sale, and including new payment functions in the terminals, such as bill payment, electronic top-up and native payments with digital currency at the point of sale. Digital asset exchange, leveraging the new regulations in the United States, and

-	Data analytics tools and services for the Telecommunications and Financial Services industries.

In April 2015 APS signed a Partner Agreement with R4 Technologies, LLC (“R4”) to market and promote R4’s purpose-built cloud platform for microsegment data, insight and engagement to help brands leverage data and automate yield optimization. APS will partner with R4 across Latin America and the Caribbean.

In May 2015 APS signed a Commercial Distribution Software Reseller Agreement with APPI Tecnologia S/A (“APPI”), a leading information technology company, based in Brazil, specializing in the integration and development of technical solutions and software for the electronic transaction payment industry. APS will promote APPI’s unique, innovative, and efficient solutions for the Payments and Services segments in the United States, Canada and the Caribbean.

Results of Operations:

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries.

Net Sales

For the three months ended March 31, 2015 and 2014, the Company had no net sales. This was a result of the Company re-focusing its efforts after the closure of ATS, which was sold on March 4, 2014. All revenue earned by ATS up to March 4, 2014 is included in discontinued operations.

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended March 31, 2015 and 2014 totaled $259,840 and $993,762, respectively. The table below details the major changes in administrative expenditures for the three months ended March 31, 2015 and 2014.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014
Investor relations	Decrease of $80,509	The comparative quarter included significant communication with investors due to the sale of ATS. No significant communication was required during the quarter ended March 31, 2015.
Research and development	Decrease of $500,000
During the three months ended March 31, 2014, the Company paid a fee of $500,000 in connection with the ability to offer and promote digital currency. No fee was required to be paid during the quarter ended March 31, 2015.

Management and consulting	Decrease of $47,265
The comparative quarter included consulting fees for searching out new business ventures. During the current quarter, the company had a more focused plan and did not require as much consulting services.

Office and general	Decrease of $22,681	Decreased office expenses due to fewer staffing resulting from the sale of ATS.
Professional fees	Decrease of $32,045
During 2014, the Company accrued $45,000 for estimated legal fees in relation to a $5,000 monthly charge for corporate legal services. During the current quarter, it was determined that the legal fees were not owed as the services would not be utilized and the accrual was reversed causing the decrease from the comparative quarter.

Travel	Decrease of $46,267	The comparative quarter included an increase due to the need for additional travel for meetings and due diligence on new initiatives being explored by the Company.

Interest and Other Expenses

The Company’s net interest expense decreased to $20,575 for the three months ended March 31, 2015 compared to $39,118 for the three months ended March 31, 2014, respectively. This was due to the decrease in loans outstanding during the period, reflecting the repayment of several loans payable in 2014.

Net Income (Loss)

For the three months ended March 31, 2015, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(282,538) or $(0.00) per share and an overall net and comprehensive loss of $(282,538) or $(0.00) per share, a decrease of 72.28% and 114.84% respectively, when compared to the corresponding three months ended March 31, 2014 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(1,019,164) or $(0.01) per share and an overall net and comprehensive income of $1,903,359 or $0.03 per share.

The increased losses from continuing operations during the quarter ended March 31, 2014 was mostly attributable to an Authority fee the Company was required to pay to be able to promote the Ven digital currency while the overall income was primarily attributable to the sale of ATS’s Assets.

Liquidity and Capital Resources

As of March 31, 2015, the Company had $2,829 (December 31, 2014 – $74,907) cash in the bank and sale proceeds held in escrow relating to the ATS Transaction of $300,000 (December 31, 2014 – $300,000). At March 31, 2015, the Company had a working capital deficiency of $3,322,946 (December 31, 2014 – $3,460,610). The Company is in discussion with investment bankers to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,822,369 at March 31, 2015 compared to accounts payable of $1,790,639 at December 31, 2014. As at March 31, 2015, the Company’s current liabilities were $3,757,469, a reduction of $211,691 from the current liabilities of $3,969,160 at December 31, 2014.

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

The minority interests of ATS up to March 4, 2014, the date the Company gained 100% ownership, IMS up to the date of September 30, 2014, the date the Company gained 100% ownership, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charge related to long-lived assets during the three months ended March 31, 2015 and 2014.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize an impairment charge related to long-lived assets during the three months ended March 31, 2015 and 2014.

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

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $115,920, net of $9,080 of unrealized losses, as of March 31, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At March 31, 2015 and 2014 the Company had no warrants or options outstanding to consider in income (loss) per share calculation.

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

In February 2015, the FASB issued ASU No. 2015-20, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-02 amends the analysis required to by a reporting entity to determine if it should consolidate certain types of legal entities. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-03 reduces the complexity in the accounting standard by requiring debt issuance costs to be directly deducted from the carrying amount of the related debt. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015. ASU No 2015-05 provides guidance about whether a cloud computing arrangement includes a software license and how to account for it. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015Cchanges in our internal controls over financial reporting consisted in ensuring timely follow-up on pending receipt of invoices from third party providers, primarily those based overseas. While such occurrences are limited, the change to internal controls ensure proper timing of recording expenses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of March 31, 2015, no provision for this claim has been made.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the three months ended March 31, 2015, the Company:

  issued 250,000 common shares valued at $7,500 for legal services rendered; and
  issued 5,065,372 common shares valued at $379,903 for the repayment of convertible debt.

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
May 15, 2015

By:/s/ Michael T. Viadero
Michael T. Viadero, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 15, 2015