Form 10-Q
period 2015-09-30
ALTERNET SYSTEMS INC
filed 2015-11-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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
108,224,304 as of November 13, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	1,526	74,907
Accounts receivable, net	8,149	8,149
Sale proceeds held in escrow	-	300,000
Investment in digital currency	116,108	118,494
Deposits and other assets	3,875	7,000
Due from related parties	1,480	-
Total current assets	131,138	508,550

TOTAL ASSETS	131,138	508,550

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued charges	1,760,020	1,790,639
Wages payable	1,206,334	864,268
Accrued payroll taxes	168,756	181,532
Deferred gain on sale	-	300,000
Other loans payable, net of beneficial conversion feature	427,179	796,078
Due to related parties	-	36,643
Total current liabilities	3,562,289	3,969,160

Stockholders' (deficit)
Capital stock
Authorized: 500,000,000 common stock with a par value of $0.00001 and 10,000,000 preferred stock with a par value of $0.00001 Issued and outstanding: 108,224,295 common stock (2014 – 99,483,055)	1,083	995
Additional paid-in capital	15,351,463	14,861,372
Private placement subscriptions	505,362	505,362
Share subscription receivable	(375,000)	(375,000)
Accumulated other comprehensive income	(331,338)	(331,373)
Accumulated deficit	(18,582,721)	(18,121,966)
	(3,431,151)	(3,460,610)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	131,138	508,550

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$

REVENUE	-	-	-	-

OPERATING EXPENSES
Depreciation	-	-	-	2,733
Investor relations	10,000	11,745	30,000	97,680
Management and consulting	146,000	174,800	472,601	645,125
Office and general	12,010	32,536	35,462	122,347
Payroll (recovery)	25,800	(62,521)	83,009	(206,060)
Professional fees	16,195	52,183	90,285	270,078
Rent	7,107	6,784	21,090	20,772
Research and development	-	-	-	500,000
Travel	5,329	812	21,940	86,416
	222,441	216,339	754,387	1,539,091

NET LOSS BEFORE OTHER ITEMS	(222,441)	(216,339)	(754,387)	(1,539,091)

OTHER ITEMS
Interest expense, net	(22,069)	(24,688)	(64,538)	(81,491)
Gain on foreign exchange	28,099	31,654	28,389	32,486
Unrealized loss on investment	(1,132)	(2,329)	(2,386)	(2,329)
	4,898	4,637	(38,535)	(51,334)

NET LOSS FROM CONTINUING OPERATIONS	(217,543)	(211,702)	(792,922)	(1,590,425)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	-	34,311	-	21,693

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(217,543)	(246,013)	(792,922)	(1,612,118)

DISCONTINUED OPERATIONS	150,000	14,394	332,167	3,006,931

TOTAL NET AND COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	(67,543)	(231,619)	(460,755)	1,394,813

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net income (loss) attributable to Alternet Systems Inc.	(460,755)	1,394,813
Non-controlling interest	-	21,693
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	2,733
Interest accrued	64,534	34,234
Shares for services	70,276	249,917
Unrealized loss on investments	2,386	2,329
Unrealized foreign exchange loss	(27,639)	(32,174)
Deferred compensation	-	143,125
Changes in operating assets and liabilities:
Deposits and other assets	3,125	19,785
Accounts payable and accrued charges	9,381	440,667
Wages payable	342,066	(786,380)
Accrued payroll taxes	(12,776)	(1,499,926)
Deferred income	(300,000)	-
Due from/to related parties	(9,597)	(4,622)
Net cash (used in) operating activities	(318,999)	(13,806)

INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	145,583	400,000
Payments on loans payable	(200,000)	(1,129,064)
Payments on long term debt	-	(312,667)
Checks issued in excess of bank balance	-	(168)
Net cash (used in) financing activities	(54,417)	(1,041,899)

EFFECT OF EXCHANGE RATES ON CASH	35	(79)

CASH FLOWS FROM CONTINUING OPERATIONS	(373,381)	(1,055,784)
CASH FLOWS FROM DISCONTINUED OPERATIONS	300,000	1,062,019
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD	(73,381)	6,235

CASH, BEGINNING OF PERIOD	74,907	-

CASH, END OF PERIOD	1,526	6,235

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc.’s focus has evolved into the digital payments and data analytics, micro segmentation and marketing intelligence. The target markets include the mass consumer goods, payments, financial services and telecommunications sectors. Its vision is to be the leading digital commerce solutions provider into global markets, and its mission is to provide innovative solutions that facilitate and expedite commerce, enriching our partners and their customers’ experience, and improving efficiency. The Company business evolved from a content management platform and into the digital currency technology and financial services.

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

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015 the Company had a working capital deficiency of $3,431,151 (December 31, 2014 - $3,460,610). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

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
-      International Mobile Security, Inc. (“IMS”), a wholly owned subsidiary of Alternet (formerly a 60% owned subsidiary), dissolved September 25, 2015
-      Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
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
September 30, 2015
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
September 30, 2015
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

Subsequent to March 4, 2014 the Company implemented the criteria outlined in ASC 605 and recognizes revenue when:
- persuasive evidence of an arrangement exists;
- delivery has occurred or services have been rendered;
- the seller’s price to the buyer is fixed or determinable; and
- collectability is reasonably assured.

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued at each reporting period. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in investments in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $116,108, net of $8,893 of unrealized losses, as of September 30, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At September 30, 2015 and 2014 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB subsequently issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 3 – FIXED ASSETS

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $Nil and $2,733, respectively.

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
September 30, 2015
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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of September 30, 2015, the balance owing to this creditor was $65,491 (December 31, 2014 - $61,566) which includes $13,012 (December 31, 2014 - $9,087) of accrued interest.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of September 30, 2015, the balance owing to this creditor was $32,343 (December 31, 2014 - $30,381) which includes $6,103 (December 31, 2014 - $4,141) of accrued interest.

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

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. As of September 30, 2015, the balance owing to this creditor was $50,156 (December 31, 2014- $46,692) which includes $3,844 (December 31, 2014- $381) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

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
September 30, 2015
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

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. On January 25, 2015, this loan was renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal and the maturity being extended to July 6, 2015. All other terms remained the same. On August 10, 2015, the Company repaid the creditor $50,000 of which $13,677 was applied to principal and $36,323 was applied to outstanding interest. As of September 30, 2015, the balance owing to this creditor was $275,854 (December 31, 2014- $276,466) which includes $9,120 (December 31, 2014- $26,466) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On May 12, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $150,000 on September 8, 2015 which includes repayment of $145,583 of principal plus $4,417 of interest calculated at a rate of 10% per annum. On September 8, 2015, the Company paid the creditor $150,000 as full repayment of the loan.

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
September 30, 2015
(Unaudited)
NOTE 7 – CAPITAL STOCK

On September 25, 2014 the Company‘s Shareholders approved amending the Company’s Articles of Incorporation to increase its authorized capital stock to 510,000,000 shares of which 500,000,000 shared are common stock and 10,000,000 shares are preferred stock. The Company’s Articles were amended effective October 23, 2014.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of the Company’s common stock with a par value of $0.00001. During the nine months ended September 30, 2015, the Company:

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

As of September 30, 2015, the Company had $505,362 (December 31, 2014 - $505,362) in private placement subscriptions, which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at September 30, 2015 or 2014 were not used to compute the total weighted average shares outstanding as at September 30, 2015 or 2014, respectively, and were thus not used in the basic net loss per share calculation.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Income (Loss) Per Share

For the three months ended September 30, 2015 and 2014, the Company had a weighted average of 109,413,573 and 99,202,417 common shares outstanding, respectively, resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.00) (September 30, 2014 - $(0.00)), basic and diluted net and comprehensive income per common share from discontinued operations of $0.00 (September 30, 2014 – $0.00), and basic and diluted net and comprehensive loss per common share of $(0.00) (September 30, 2014 - $(0.00)) .

For the nine months ended September 30, 2015 and 2014, the Company had a weighted average of 105,753,751 and 97,124,452 common shares outstanding, respectively, resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.01) (September 30, 2014 - $(0.02)), basic and diluted net and comprehensive income per common share from discontinued operations of $0.00 (September 30, 2014 – $0.03), and basic and diluted net and comprehensive income (loss) per common share of $(0.00) (September 30, 2014 - $0.01) .

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

As at September 30, 2015, the Company had no outstanding stock options or restricted stock units.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

On March 4, 2014, the ATS Transaction closed pursuant to which the Company received $4,928,036 in proceeds. An additional $667,264 was held in escrow to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. During the year ended December 31, 2014, $367,264 was released. The remaining $300,000 was included in sales proceeds held back and a deferred gain on sale. Proceeds of $150,000 were received in April 2015 with the remaining balance received in September 2015.

During the nine months ended September 30, 2015, the Company wrote off $32,167 to discontinued operations for wages payable from ATS’s operations prior to the ATS Transaction which were determined not to be owing.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 8 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	-	-	-	155,036
Cost of Sales	-	-	-	142,441
Gross Margin	-	-	-	12,595
Operating Expenses (Recovery)	-	(14,394)	(32,167)	464,858
Net Income (Loss) Before Other Items	-	14,394	32,167	(452,263)
Other Items	-	-	-	(12,119)
Non-Compete Income	-	-	-	2,200,000
Shareholder Release Income	-	-	-	200,000
Gain on Disposal of Assets	150,000	-	300,000	867,653

Net Income Before Non-Controlling Interest	150,000	14,394	332,167	2,803,271
Non-Controlling Interest	-	-	-	(203,660)

Discontinued Operations for Alternet Systems, Inc.	150,000	14,394	332,167	3,006,931

The Company did not have any taxes owing on the income earned from the discontinued operation as it had tax losses from prior years which are available to be utilized for tax purposes.

The table below details the Company’s gain on disposal of assets at September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
	$	$
Total funds received	300,000	4,928,036
Less: Funds relating to non-compete and shareholder release income	-	(2,400,000)
Net funds received	300,000	2,528,037
Liabilities assumed by the purchaser	-	177,401
Total proceeds	300,000	2,705,438
Assets sold	-	(1,837,785)

Gain on disposal of assets	300,000	867,653

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 8 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the nine months ended September 30, 2015:

	Nine Months Ended
	September 30,
	2015	2014
	$	$
Operating Activities	-	(494,210)
Investing Activities	300,000	1,630,311
Financing Activities	-	(74,082)

Cash Flows From Discontinued Operations	300,000	1,062,019

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

NOTE 9 - RELATED PARTY TRANSACTIONS

As of September 30, 2015, a total of $1,118,615 (December 31, 2014 - $658,663) was payable to directors and officers of the Company of which $1,118,615 (December 31, 2014 - $658,663) was non-interest bearing and had no specific terms of repayment. Of the amount payable, $26,303 (December 31, 2014 - $17,591) was included in accounts payable for expense reimbursements, $1,101,101 (December 31, 2014 - $639,375) was included in wages payable for accrued fees and capitalized interest, and $(8,789) (December 31, 2014 - $1,697) was included in due from related parties.

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

During the nine months ended September 30, 2015, the Company expensed a total of $355,083 (September 30, 2014 - $312,714) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $244,917 (September 30, 2014 - $151,669) has been accrued and $54,166 (September 30, 2014 - $161,041) has been paid in cash.

During the year ended December 31, 2014, the Company’s discontinued operations wrote off an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) that had been fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. As of September 30, 2015, the Company owes this company $7,307 (VEF 5,971,438) (December 31, 2014 - $34,946; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 10 - DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make monthly payments to the consultant of $5,000 if the Company was able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The Company also agreed to issue to the consultant 700,000 shares of common stock, in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares had been issued to the consultant. The value of the services was being expensed on a straight-line basis over the life of the contract. During the nine months ended September 30, 2015, the Company expensed $Nil (September 30, 2014 - $13,125) to investor relations. The contract was expensed in full by February 15, 2014.

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

On February 18, 2014, the Company signed a consulting agreement with a consultant to provide strategic business consulting services for a term of one year. Under the agreement, the Company agreed to make monthly payments of $6,500 to the consultant and to issue the consultant 1,000,000 shares of common stock. On June 9, 2014, the Company issued the 1,000,000 common shares in the name of the consultant valued at $0.08 per share, the closing price of the stock on the issue date, for a total value of $80,000. The value of the services was being expensed on a straight-line basis over six months, the term stipulated in the contract. During the nine months ended September 30, 2015, the Company expensed $Nil (September 30, 2014 - $80,000) to consulting fees. The contract was expensed in full by August 17, 2014.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the nine months ended September 30, 2015, the Company expensed $Nil (September 30, 2014 -$143,125) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

NOTE 11 – OPERATING LEASES

The Company leased its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expired in March 2015 and was renewed at a monthly rate of $1,872 which expires on February 28, 2016.

Lease expense totaled $16,704 and $12,600 during the nine months ended September 30, 2015 and 2014, respectively.

The following is a schedule by fiscal year of future minimum rental payments required under the operating lease agreement:

2015	$5,616
2016	3,744
Total	$9,360

Total minimum lease payments do not include contingent rentals that may be paid under certain leases because of use in excess of specified amounts. Contingent rental payments were not significant for the nine months ended September 30, 2015 or 2014.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 12 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine months ended
	September 30,
	2015	2014
	$	$
Supplemental cash flow disclosures:
Interest paid	40,740	90,532
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares issued for previous subscriptions	-	2,800
Shares issued for deferred compensation	-	80,000
Deferred gain from funds held in escrow	-	667,264
Shares issued for investment in digital currency	-	125,000
Subscription receivable	-	375,000
Cancellation of shares issued for deferred compensation	-	50,000
Settlement of wages payable to a director	-	115,792
Shares issued for convertible debt	379,903	-
Shares issued for accounts payable	40,000	-

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

The fair value of the Company’s accounts receivable, sale proceeds held in escrow, investments in digital currency, due from related parties, accounts payable and accrued liabilities, wages payable, accrued payroll taxes, deferred income, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash, are measured at fair value using Level 1 inputs.

NOTE 14 – LAWSUIT

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of September 30, 2015, no provision for this claim has been made.

On February 13, 2015 the Company filed a complaint (“Complaint”) in the Circuit Court for Miami-Dade County, Florida, against Justin Ho and Richard Matotek (“Defendants”), the previous combined 96% shareholders of Utiba Pte. Ltd., the joint-venture partner of the Company in ATS. The Complaint alleges that the Defendants did not honor their commitment of paying its 49% share of the liabilities held by ATS at closing of the ATS Transaction. The Company contends that it is owed $1,181,639.

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
NOTE 15 – SUBSEQUENT EVENTS

Events occurring after September 30, 2015 were evaluated through the date this Interim Report was issued, in compliance with FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

Overview

2015

In 2015 Alternet continued to expand in the data analytics and the financial technology fields. Alternet provides in innovative ways to manage digital commerce, information and payments. With the world becoming increasingly dependent on technological conveniences and advances, Alternet is investing in verticals within the digital commerce space, transforming the legacy electronic payments infrastructure and developing advanced predictive data analytics applications for the mass consumer as well as the telecommunications and financial industries. With strategic investments in these three key, high-growth markets, Alternet is accelerating the future of money and its role in the global demand for these services.

The Company, on September 21, 2011, incorporated a wholly owned subsidiary, Alternet Payment Solutions, LLC (“APS”) to specialize in financial services software, multichannel payment solutions, electronic point of sale modernization, NFC point of sale solutions for the mobile financial industry, payment processing and data analytics tools.

Alternet technology investments are based on the following highlights:

  Investing in Innovative Ways to Manage Digital Commerce
  Progressive Focus on Mobile Financial Services and Security
  Innovative, Disruptive Payment Technologies
  Capitalizing on Modernization of Legacy Point-of-Sale Infrastructure
  Developing Advanced Predictive Data Analytics Applications

The Company expects to have a global reach, initially launching in the United States, Latin America and the Caribbean.

2015 and Beyond

In 2015, the Company and its wholly owned subsidiaries, started to offer its products and services on a commercial basis. These services will include:

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

Solutions

Alternet delivers technology solutions to financial organizations that manage a wide range of payment channels including development engines that extend the capabilities of processing across all capture devices such as point-of-sale (POS), mobile phones, tablets, PCs and web-based applications. These solutions deliver channel specific abilities. Alternet partners with leading manufacturers that deliver solutions that meet the needs of device and channel management, now and in the future.

Growing demand from mobile point-of-sale terminals and increased emphasis on advanced analytics features are significant factors for the growing demand for software in the point-of-sale terminals market. Alternet is strategically positioned to introduce MUXI’s innovative, brand agnostic point-of-sale terminal and disruptive payment technology to underserved U.S. markets while providing timely and cost effective solutions across all devices to facilitate multichannel capability to any merchant.

Payment Technologies – Rapidly expanding market

  Legacy from multiple decades of infrastructure for credit card payments and Point-of-Sale (POS) terminals
  Merchant acquirers providing POS terminals and payment services want higher consumer usage to maximize revenues
  Omni-channel payments will require a complete refresh of the legacy installed base
  The only cost-effective, efficient solution is through software

Data Analytics

Revolutionizing how leading organizations optimize data analytics and automate marketing research operations, Alternet’s integrated analytics, micro segmentation and marketing automation technology empower marketing organizations to create and develop critical marketing decision matrixes. In addition, the Company’s solutions give clients a proprietary market view across diverse data sources, allows discovery of unique audience and location micro-segments, automates data management, and generates recommendations at micro level P&L-oriented yield optimization, across products, price and promotion investment.

Analytics – Large investment opportunity through 2020

  Data is quickly becoming the true measure of value
  Big data promises better targeting and decision making
  Analytics evolves: Reporting > Predicting > Prescribing
  Advanced analytics are moving into mid-market companies in addition to large enterprises

Results of Operations:

Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries.

Net Sales

For the three and nine months ended September 30, 2015 and 2014, the Company had no net sales. This was a result of the Company re-focusing its efforts after the closure of ATS, which was sold on March 4, 2014. All revenue earned by ATS up to March 4, 2014 is included in discontinued operations.

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended September 30, 2015 and 2014 totaled $222,441 and $216,339, respectively. The table below details the major changes in administrative expenditures for the three months ended September 30, 2015 and 2014.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three Months Ended September 30, 2015 as Compared to Three Months Ended September 30, 2014
Management and consulting	Decrease of $28,800	During the current quarter, the company had a more focused plan and did not require as much consulting services.
Office and general	Decrease of $20,526	The prior quarter included a one-time payment of $14,755 for VAT paid in Ecuador.
Payroll (recovery)	Increase of $88,321	The comparative quarter included a reversal of previously accrued salaries and payroll tax penalties.
Professional fees	Decrease of $35,988

The comparative quarter included increased accounting fees relating to the review of quarterly financial statements and the completion of the payroll taxes. Additionally, the comparative quarter included increased legal fees relating to the potential digital currency business.

The operating and administrative expenses for the nine months ended September 30, 2015 and 2014 totaled $754,387 and $1,539,091, respectively. The table below details the major changes in administrative expenditures for the nine months ended September 30, 2015 and 2014.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Nine Months Ended September 30, 2015 as Compared to Nine Months Ended September 30, 2014
Investor relations	Decrease of $67,680	The comparative period included significant communication with investors due to the sale of ATS. No significant communication was required during the period ended September 30, 2015.
Research and development	Decrease of $500,000

During the nine months ended September 30, 2014, the Company paid a fee of $500,000 in connection with the ability to offer and promote digital currency. No fee was required to be paid during the period ended September 30, 2015.

Management and consulting	Decrease of $172,524	The comparative period included consulting fees for searching out new business ventures. During the current period, the company had a more focused plan and did not require as much consulting services.
Office and general	Decrease of $86,885	Decreased office expenses due to fewer staffing resulting from the sale of ATS. The comparative quarter also included additional marketing and website design relating to the change in business.
Payroll (recovery)	Increase of $289,069	The comparative period included a reversal of previously recorded estimated payroll tax penalties and accrued salaries.
Professional fees	Decrease of $179,793

During 2014, the Company accrued $45,000 for estimated legal fees in relation to a $5,000 monthly charge for corporate legal services. During the current period, it was determined that the legal fees were not owed as the services would not be utilized and the accrual was reversed causing the decrease from the comparative period. Additionally, the comparative period included increased legal fees relating to the potential digital currency business.

Travel	Decrease of $64,476	The comparative period included an increase due to the need for additional travel for meetings and due diligence on new initiatives being explored by the Company.

Interest and Other Expenses

The Company’s net interest expense decreased to $22,069 and $64,538 for the three and nine months ended September 30, 2015, respectively, as compared to $24,688 and $81,491 for the three and nine months ended September 30, 2014. The decrease in interest during the current quarter and nine months ended September 30, 2015 is due to the Company having an overall decrease in loans outstanding during the period, reflecting the repayment of several loans payable in 2014.

Net Income (Loss)

For the three months ended September 30, 2015, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(217,543) or $(0.00) per share and an overall net and comprehensive loss of $(67,543) or $(0.00) per share, a decrease of 11.57% and 70.84% respectively, when compared to the corresponding three months ended September 30, 2014 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(246,013) or $(0.00) per share and an overall net and comprehensive loss of $(231,619) or $(0.00) per share.

For the nine months ended September 30, 2015, the Company had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(792,922) or $(0.01) per share and an overall net and comprehensive loss of $(460,755) or $(0.00) per share, a decrease of 50.81% and 133.03% respectively, when compared to the corresponding nine months ended September 30, 2014 which had a net and comprehensive loss attributable to Alternet System, Inc. from continuing operations of $(1,612,118) or $(0.02) per share and an overall net and comprehensive income of $1,394,813 or $0.01 per share.

The increased losses from continuing operations during the nine months ended September 30, 2014 was mostly attributable to an Authority fee the Company was required to pay to be able to promote the Ven digital currency while the overall income was primarily attributable to the sale of ATS’s Assets.

Liquidity and Capital Resources

As of September 30, 2015, the Company had $1,526 (December 31, 2014 – $74,907) cash in the bank and sale proceeds held in escrow relating to the ATS Transaction of $Nil (December 31, 2014 – $300,000). At September 30, 2015, the Company had a working capital deficiency of $3,431,151 (December 31, 2014 – $3,460,610). The Company is in discussion with investment bankers to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $1,760,020 at September 30, 2015 compared to accounts payable of $1,790,639 at December 31, 2014. As at September 30, 2015, the Company’s current liabilities were $3,562,289, a reduction of $406,871 from the current liabilities of $3,969,160 at December 31, 2014.

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

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not recognize an impairment charge related to long-lived assets during the nine months ended September 30, 2015 and 2014.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not recognize an impairment charge related to long-lived assets during the nine months ended September 30, 2015 and 2014.

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

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other gain (loss), net in the Condensed and Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level I inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $116,108, net of $8,893 of unrealized losses, as of September 30, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At September 30, 2015 and 2014 the Company had no warrants or options outstanding to consider in income (loss) per share calculation.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB subsequently issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2015, changes in our internal controls over financial reporting consisted in ensuring timely follow-up on pending receipt of invoices from third party providers, primarily those based overseas. While such occurrences are limited, the change to internal controls ensure proper timing of recording expenses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of September 30, 2015, no provision for this claim has been made.

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

The Company did not issue any shares during the three months ended September 30, 2015

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
November 13, 2015

By:/s/ Michael T. Viadero
Michael T. Viadero, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
November 13, 2015