Form 10-K
period 2015-12-31
ALTERNET SYSTEMS INC
filed 2016-03-30
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [   ]      No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $2,164,086 based on a $0.02 closing price for the Common Stock on June 30, 2015. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
115,724,304 as of March 30, 2016.

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

Company History and Business

Alternet Systems, Inc. (the "Company"), was organized under the laws of the State of Nevada on June 26, 2000, under the name North Pacific Capital Corp. In 2001 Alternet changed its name to SchoolWeb Systems Inc. and then, in 2002, to Alternet Systems, Inc. On December 31, 2007, Alternet executed a merger with TekVoice Communications, Inc. of Miami, Florida. In 2011, TekVoice became inactive. In 2008, Alternet entered into a Joint Venture, with Tianjin Contactless Payment Systems, Inc., the Joint Venture was called Transtech Sino America, Inc. Transtech Sino America, Inc. provided Prepaid Fare collection systems, for public transportation systems. Alternet provided services in Latin America and the Caribbean, In 2009, after the financial crisis of 2008, Alternet Systems, Inc. sold its participation in the Joint Venture to management, and exited that line of business. Since then Alternet has changed business focus and strategy to mobile financial services and mobile security. In 2009, Alternet formed Alternet Transaction Systems, Inc. (“Utiba Americas”), a majority owned joint venture, with Utiba Pte. Ltd. Utiba Americas, provided a mobile financial services software for the mobile telecommunications, financial industry and payment services providers. In March of 2014, Alternet, sold all of Utiba America’s assets to Utiba Pte. Ltd., as part of an asset purchase agreement with Amdocs.

2009 to 2013 Focus on Mobile Financial Services and Security

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

The Company operated its mobile financial services sales business through ATS, a Florida corporation, as a joint venture entity currently owned 51% by the Company and 49% by Utiba, and which does business as Utiba Americas Utiba was a software developer and professional services provider of mobile financial services software for the telecommunications, banking and financial services industry.

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

A Special Meeting of Shareholders was held on February 21, 2014 and the necessary approval was obtained with over 99% of the votes cast voting in favor. On March 4, 2014 the ATS Transaction was closed pursuant to which the Company received $4,928,036 in proceeds. An additional $667,264 was being held back to cover certain claims that may be made under the indemnification provisions of the Asset Purchase Agreement. During the year ended December 31, 2014, $367,264 was released upon confirmation from the IRS that all payroll taxes had been paid. The remaining $300,000 held back at December 31, 2014 were collected in 2015.

2014 to 2015 Digital Currency Opportunity

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

In 2015 Alternet decided to cease pursuing digital currency opportunities due to the market collapse for Digital Currencies, mostly due to the volatility of such digital assets as Bitcoin, the lack of a clear regulatory framework, a risky value and revenue generation model, and the entrance of major players in the field, obliged management to steer away from these opportunities.

In January of 2015, the Company entered into its an accelerated business development phase, which leveraged the experience and knowledge in mobile technology and financial services. Management and the Board of Directors, laid out a comprehensive plan to develop three sector verticals, these are: Multichannel payments, Data Analytics and Financial Inclusion Services and Technologies. The Company decided to restructure its organization, by creating direct operating divisions directly under Alternet. This corporate action will reduce operational overhead, accounting and auditing costs and allow for direct consolidation into the Company. This financial consolidation will also allow the use of accumulated Net Operating Losses (NOL’s) to be used in an efficient way.

In April 2015, the Company signed an agreement with R4 Technologies, Inc. Under this agreement the Company sells, implements and provides consulting services to customers using the R4 Technologies’ Data Analytics suite of services. The Company is focusing on opportunities in the Southeast US and Latin America region. The target markets includes financial, telecommunications, large surface retailers and mass consumer goods companies. The solution allows marketing and sales organizations to analyze and produce clustering and micro-segmentation reports, including deductive, forensic and predictive scenarios. The Company also provides full consulting and other big data services.

In April 2015, the Company signed an agreement with APPI from Brasil. APPI, now called MUXI, is a software development company specializing in solutions for the electronic point of sales industry. MUXI solutions include the ability to develop, implement and electronically distribute applications that are installed on the existing legacy point of sale and transforms the device into a multichannel selling platform. The Company has secured a distribution agreement to cover the continental US. According to Visa’s Global Registry of Service Providers, the potential market size of existing electronic point of sales devices is close to 40 million units, owned by close to 1800 Independent Sales Organizations (ISO’s) that process payments for retailers and merchants in the US. These solutions extend the experience of the Company in the US electronics payments markets with a proven and popular solution.

In December 2015, The Company signed an agreement with Pure Software for the distribution and sale of their comprehensive suite of financial inclusion software and its multiple integration to most core banking systems. The Pure Software solution allows for core integration with the core banking system, and provides a multi service platform to financial organizations, agent networks, branchless banking, prepaid/debit payments, mobile banking and agent management.

As of December 31, 2015, the Company is engaged in two evaluation pilots of the data analytics solution in Colombia and in Peru. The prospects list continues to grow in the US, Mexico, Central America, Colombia, Peru, the Caribbean and Panama. These opportunities are in different commercial development stages.

2016 and Beyond

In 2016, the Company will provide its products and services on a commercial basis:

The current offering will include

•	Retail and consumer payment mechanisms
•

Modernization of an electronics Point of Sale legacy infrastructure, which expands the useful life of the electronic point of sale, and includes new payment functions in the terminals, such as bill payment, electronic top-up and native payments with digital currency at the point of sale.

•	Data analytics tools and services for the telecommunications and financial services industries.
•

Financial inclusion, mobile banking, branchless banking and agent networks management solutions, including electronic and digital payments. The target markets will be financially underserved markets in the Americas.

•

The Company will expand its data analytics and big data offerings, with cloud based reporting and visualization tools, as well marketing automation applications. The market requires applications and tools to manage digital and electronic offerings, including social media and hyper localization targeted marketing. The Company expects to create a development team to directly provide its customers with these solutions.

Employees

The Company’s staff decreased in 2014 due to the sale of assets and business of ATS. At December 31, 2015, total staff stood at 2 (4 in 2014). The Company continues to outsource contract work as appropriate.

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

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its chief executive. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of December 31, 2015, no provision for this claim has been made.

On February 13, 2015, the Company filed a complaint (“Complaint”) in the Circuit Court for Miami-Dade County, Florida, against Justin Ho and Richard Matotek (“Defendants”), the previous combined 96% shareholders of Utiba Pte. Ltd., the joint-venture partner of the Company in ATS. The Complaint alleges that the Defendants did not honor their commitment of paying its 49% share of the liabilities held by ATS at closing of the ATS Transaction (refer to Part 1 Item 1 Overview of the ATS Transaction and Consideration Payable). The Company alleges that it is owed $1,181,639. On December 9, 2015, the Company agreed to settle the lawsuit for $80,000 plus the release of all amounts payable and from to Utiba for a total of $1,055,177; as such, all amounts payable and from Utiba were recorded against discontinued operations on the Consolidated statements of operations and comprehensive income, resulting in a net gain of $1,387,344.

No directors, officers, or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters Market for Common Stock

The Company’s securities trade on the NASD’s OTCQB under the symbol “ALYI”.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2015	HIGH	LOW

First Quarter	$0.05	0.02
Second Quarter	$0.03	0.02
Third Quarter	$0.02	0.01
Fourth Quarter	$0.03	0.01

2014	HIGH	LOW

First Quarter	$0.17	$0.02
Second Quarter	$0.15	$0.08
Third Quarter	$0.11	$0.05
Fourth Quarter	$0.06	$0.03

Holders of Common Stock

On December 31, 2015, there were 108,224,304 shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

During the quarter ending March 31, 2016, the Company:

•	issued 7,500,000 common shares valued at $40,000 for the repayment of convertible debt.

During the year ended December 31, 2015, the Company:

•	issued 2,583,333 common shares valued at $77,500 for legal, accounting, and consulting services rendered;
•	issued 1,092,535 common shares valued at $32,776 for payment of accounts payable; and
•	issued 5,065,372 common shares valued at $379,903 for the repayment of convertible debt.

During the year ended December 31, 2014, the Company:

•	issued 1,250,000 common shares valued at $125,000 for share subscription;
•	issued 2,495,666 common shares valued at $252,717 for legal, consulting, and investor relations services rendered;
•	issued 1,000,000 common shares valued at $80,000 for consulting services rendered over a twelve month period which were included in deferred compensation; and
•	cancelled 1,000,000 common shares valued at $50,000 previously issued for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation .

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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2015, the balance owing to this creditor was $66,815 (December 31, 2014 - $61,566) which includes $14,335 (December 31, 2014 - $9,087) of accrued interest. On January 21, 2016, the creditor elected to convert $15,000 of the outstanding balance into 2,500,000 shares of the Company’s common stock.

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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2015, the balance owing to this creditor was $33,005 (December 31, 2014 - $30,381) which includes $6,765 (December 31, 2014 - $4,141) of accrued interest.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on July 23, 2013. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. The combined loan was repaid on March 6, 2014.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. As of December 31, 2015, the balance owing to this creditor was $51,323 (December 31, 2014- $46,692) which includes $5,012 (December 31, 2014- $381) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum. On January 21, 2016, the creditor elected to convert $25,000 of the outstanding balance into 5,000,000 shares of the Company’s common stock.

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

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. On January 25, 2015, this loan was renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal and the maturity being extended to July 6, 2015. All other terms remained the same. On August 10, 2015, the Company repaid the creditor $50,000 of which $13,677 was applied to principal and $36,323 was applied to outstanding interest. As of December 31, 2015, the balance owing to this creditor was $291,989 (December 31, 2014- $276,466) which includes $25,256 (December 31, 2014- $26,466) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On May 12, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $150,000 on September 8, 2015 which includes repayment of $145,583 of principal plus $4,417 of interest calculated at a rate of 10% per annum. On September 8, 2015, the Company paid the creditor $150,000 as full repayment of the loan.

On November 20, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $20,000 on May 18, 2016. As of December 31, 2015, the balance owing to this creditor was $20,230 which includes $230 of accrued interest.

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

Recent Issuance of Non- Restricted Securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2015.

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

The Company implemented mobile financial service solutions in Bolivia, Colombia, Ecuador, Guatemala, and Honduras. Revenue came from organic growth of its existing operations, primarily from its hosted service, and the Company’s robust sales pipeline with many qualified opportunities throughout the region. The Company benefited from its name recognition and reputation, being one of the leading names in mobile financial services.

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

In 2014 Alternet sought to transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency, multichannel payments and the mobile and digital security fields. Our goal was to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

The new vision of Alternet was to accelerate the future of money a digital monetary ecosystem, and providing an exchange that allows for the movement from virtual money to fiat currency

Our new product and service would offer consumers and business’s the cost savings and speed associated with the internet while being compliant with anti-money laundering procedures currency in place at US brokerage firms and banks

After the sale of the assets of ATS, management has achieved three key objectives. These are:

-	Redefining the strategic objectives of Alternet Systems, Inc, focusing in the multichannel payments and digital assets verticals.
-	With its shareholders, restructuring the company capital structure. Increasing the number of authorized common shares, including the blank check preferred and the stock option program.
-	Reducing the outstanding debt to a minimum, including trust liabilities and long term debt.

2015 and Beyond

In 2015 Alternet decided to cease pursuing digital currency opportunities due to the market collapse for digital currencies, mostly due to the volatility of such digital assets as Bitcoin, the lack of a clear regulatory framework, a risky value and revenue generation model, and the entrance of major players in the field, obliged management to steer away from these opportunities.

The Company and its wholly owned subsidiaries, started to provide its products and services on a commercial basis. These services will include:

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

In April 2015 APS signed an agreement with R4 Technologies, LLC (“R4”) to market and promote R4’s purpose-built cloud platform for microsegment data, insight and engagement to help brands leverage data and automate yield optimization. APS will partner with R4 across Latin America and the Caribbean.

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

Payment Technologies – Rapidly expanding market

•	Legacy from multiple decades of infrastructure for credit card payments and Point-of-Sale (POS) terminals
•	Merchant acquirers providing POS terminals and payment services want higher consumer usage to maximize revenues
•	Omni-channel payments will require a complete refresh of the legacy installed base
•	The only cost-effective, efficient solution is through software

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

Analytics – Large investment opportunity through 2020

•	Data is quickly becoming the true measure of value
•	Big data promises better targeting and decision making
•	Analytics evolves: Reporting > Predicting > Prescribing
•	Advanced analytics are moving into mid-market companies in addition to large enterprises

Results of Operations

Results of operations are for the year ended December 31, 2015 compared to the year ended December 31, 2014.

The Company’s results reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned and two majority owned subsidiaries (2014), ATS and IMS. Alternet has a controlling interest in both ATS subsidiaries.

Net Sales

For the year ended December 31, 2015, the Company had net sales of $20,000 versus $Nil for the prior year. The low sales in 2015 and 2014 were a result of the Company searching for new business ventures to replace the digital and mobile financial and security services it was offering through ATS prior to the sale on March 4, 2015. All revenue earned by ATS up to March 4, 2015 was included in discontinued operations.

IMS continued to underperform and, accordingly, was dissolved on September 25, 2015.

Selling, General and Administrative Expenses

The operating and administrative expenses for the year ended December 31, 2015 totaled $981,724 as compared to $1,938,515 for the year ended December 31, 2014. The table below details the major changes in administrative expenditures for the year ended December 31, 2015 as compared to the corresponding year ended December 31, 2014.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014
Investor relations	Increase of $3,889	The comparative year included significant communication with investors due to the sale of ATS. No significant communication was required during the year ended December 31, 2015.
Research and development	Decrease of $500,000

During the year ended December 31, 2014, the Company paid a fee of $500,000 in connection with the ability to offer and promote digital currency. No fee was required to be paid during the year ended December 31, 2015.

Management and consulting	Decrease of $283,700	The comparative year included consulting fees for searching out new business ventures. During the current year, the company had a more focused plan and did not require as much consulting services.
Office and general	Decrease of $77,092	Decreased office expenses due to fewer staffing resulting from the sale of ATS. The comparative year also included additional marketing and website design relating to the change in business.
Payroll (recovery)	Increase of $199,492	The comparative year included a reversal of previously recorded estimated payroll tax penalties and accrued salaries.
Professional fees	Decrease of $193,122

During 2014, the Company accrued $45,000 for estimated legal fees in relation to a $5,000 monthly charge for corporate legal services. During the current year, it was determined that the legal fees were not owed as the services would not be utilized and the accrual was reversed causing the decrease from the comparative year. Additionally, the comparative year included increased legal fees relating to the potential digital currency business.

Travel	Decrease of $72,634	The comparative year included an increase due to the need for additional travel for meetings and due diligence on new initiatives being explored by the Company.

Interest and Other Expenses

The Company’s interest expense decreased to $84,238 for the year ended December 31, 2015 compared to $109,019 the previous year due to the decrease in loans outstanding during the year, reflecting the repayment of several loans payable.

Net Income

For the year ended December 31, 2015, the Company had a comprehensive loss attributable to Alternet Systems, Inc. from continuing operations of $1,039,604 or ($0.01) per share and an overall net and comprehensive income of $347,740 or $0.00 per share, a decrease of 43.11% and 77.80% respectively, when compared to the corresponding year December 31, 2014 which had a net loss from continuing operations of $1,827,368 or ($0.02) per share and an overall net and comprehensive income of $1,566,347 or $0.02 per share.

Liquidity and Capital Resources

As of December 31, 2015, the Company had $78,780 of cash in the bank, $5,000 of outstanding accounts receivable, and a working capital deficiency of $2,622,872 as compared to $74,907 of cash in the bank, $Nil outstanding accounts receivable, and a working capital deficiency of $3,460,610 as of December 31, 2014.

The Company will be pursuing additional financing to fund ongoing operations and new initiatives. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $746,508 at December 31, 2015 compared to accounts payable of $633,466 at December 31, 2014. Accounts receivable decreased slightly to $5,000 for 2015 versus $8,149 for 2014.

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

During the year ended December 31, 2015, the Company wrote off $32,167 to discontinued operations for wages payable from ATS’s operations prior to the ATS Transaction which were determined not to be payable. Additionally, the Company settled its lawsuit with Utiba (refer to Part 1 Item 3) for $80,000 plus the release of all amounts payable to and from to Utiba for a total of $1,055,177.

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the years ended December 31, 2015 and 2014:

	2015	2014
	$	$
Revenue	-	155,036
Cost of Sales	-	142,441
Gross Margin	-	12,595
Operating Expenses (Recovery)	(32,167)	459,108
Net Income (Loss) Before Other Items	32,167)	(446,513)
Other Items	-	(12,119)
Non-Compete Income	-	2,200,000
Shareholder Release Income	-	200,000
Gain on Disposal of Assets	300,000	1,248,687
Gain on Settlement of Debt	1,055,177	-
Net Income (Loss) Before Non-Controlling Interest	1,387,344	3,190,055
Non-Controlling Interest	-	(203,660)

Discontinued Operations for Alternet Systems, Inc.	1,387,344	3,393,715

The table below details the Company’s gain on disposal of assets at December 31, 2015 and 2014:

	2015	2014
	$	$
Total funds received	300,000	5,295,300
Less: Funds relating to non-compete and shareholder release income	-	(2,400,000)
Net funds received	300,000	2,895,300
Liabilities assumed by the purchaser	-	177,401
Total proceeds	300,000	3,072,701
Assets sold	-	(1,824,014)

Gain on disposal of assets	300,000	1,248,687

All other Disclosures in this Report that were impacted by this discontinued operation have been reclassified accordingly.

Plan of Operations

In 2015, the Company and its wholly owned subsidiaries, started to provide its products and services on a commercial basis. These services will include:

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

Alternet will deliver technology solutions to financial organizations that manage a wide range of payment channels including development engines that extend the capabilities of processing across all capture devices such as point-of-sale (POS), mobile phones, tablets, PCs and web-based applications. These solutions deliver channel specific abilities.

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

Payment Technologies – Rapidly expanding market

•	Legacy from multiple decades of infrastructure for credit card payments and Point-of-Sale (POS) terminals
•	Merchant acquirers providing POS terminals and payment services want higher consumer usage to maximize revenues
•	Omni-channel payments will require a complete refresh of the legacy installed base
•	The only cost-effective, efficient solution is through software

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

Analytics – Large investment opportunity through 2020

•	Data is quickly becoming the true measure of value
•	Big data promises better targeting and decision making
•	Analytics evolves: Reporting > Predicting > Prescribing
•	Advanced analytics are moving into mid-market companies in addition to large enterprises

Conclusion

The Company is entering into its next phase which will leverage the experience and knowledge in mobile technology and financial services to provide solutions in the data analytics, multichannel payments systems and financial inclusion applications and services. Investments in these fields are underway.

The Company anticipates raising additional money via debt or private placement. The proceeds from this financing will be used to expand its operations, and to invest in market expansion, operations and business development. We have engaged an investment banking organization to assist in the financing efforts.

As part of the actions executed in 2014, and approved by the Shareholders, we increased the number of the authorized common shares to 500 million and we also included 10 million of Preferred shares. These shares may be used for both our financing activities as well as for potential acquisitions in stock. The Board of Directors of the Company has not determined and decided on the follow up actions and activities in regards to either financing or acquisitions.

The market for both payments and data analytics is undergoing massive growth. Management recommended to the Board of Directors and Shareholders that the Company continue investing in this high growth sector.

Our payments division will allow the Company to expand and create revenue opportunities in the legacy payments space. Through the relationship with its technology partners, the Company will be able to tap into the estimated over 40 million electronic POS devices and will enable consumers to initiate payment processing services, through a card, a mobile wallet or a bank account, referred to as multichannel payments.

The future of payments is intrinsically tied to the proper analysis of data. The Company will seek partners in this space, and bring on board these functionalities.

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

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $114,763 (2014 – $118,494), net of $10,237 (2014 - $6,506) of unrealized losses, as of December 31, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company’s financial instruments, consisting of accounts receivable, accounts payable and accrued liabilities, wages payable, accrued payroll taxes, other loans payable, and due to related parties approximate their fair value due to the relatively short maturity of these instruments. The Company’s investment in digital currency is valued using Level 1 inputs which consist of quoted prices in active markets.

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

At December 31, 2015 and 2014 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB subsequently issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. In March 2016, the FASB subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which reduce the potential for diversity in practice arising from inconsistent application. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. ASU No 2015-17 simplifies the presentation of deferred income taxes by requiring all deferred income taxes to be classified as non-current. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. ASU No 2016-02 increases transparency and comparability among organizations to improve financial reporting. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage from Certain Prepaid Stored-Value Products. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-04 addresses the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. ASU No 2016-07 eliminates the requirement to retroactively adopt the equity method when a change in ownership occurs. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

ALTERNET SYSTEMS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014

AND THE YEARS THEN ENDED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Alternet Systems, Inc.

We have audited the accompanying consolidated balance sheet of Alternet Systems, Inc. ("the Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Denver, Colorado
March 30, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Alternet Systems, Inc.

We have audited the accompanying consolidated balance sheet of Alternet Systems, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternet Systems, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
March 31, 2015

ALTERNET SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	2015	2014
	$	$
ASSETS

Current Assets
Cash	78,780	74,907
Accounts receivable, net	5,000	-
Investment in digital currency	114,763	118,494
Deposits and other assets	2,000	7,000
Current assets of discontinued operations	-	308,149
Total current assets	200,543	508,550

TOTAL ASSETS	200,543	508,550

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued charges	746,508	633,466
Wages payable	1,308,207	832,101
Accrued payroll taxes	168,753	181,532
Other loans payable, net of beneficial conversion feature	474,377	796,078
Due to related parties	1,796	36,643
Current liabilities of discontinued operations	123,574	1,489,340
Total current liabilities	2,823,215	3,969,160

Stockholders' (deficit)
Capital stock Authorized: 500,000,000 common stock with a par value of $0.00001 and 10,000,000 preferred stock with a par value of $0.00001 Issued and outstanding: 108,224,295 common stock (2014 - 99,483,055)	1,083	995
Additional paid-in capital	15,351,463	14,861,372
Private placement subscriptions	505,362	505,362
Share subscription receivable	(375,000)	(375,000)
Accumulated other comprehensive income	(331,354)	(331,373)
Accumulated deficit	(17,774,226)	(18,121,966)
	(2,622,672)	(3,460,610)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	200,543	508,550

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2015 and 2014

	2015	2014
	$	$

REVENUE	20,000	-

OPERATING EXPENSES
Bank charges	1,845	4,229
Depreciation	-	2,733
Investor relations	93,000	89,111
Management and consulting	566,936	850,636
Office and general	28,149	105,241
Payroll (recovery)	96,438	(103,054)
Professional fees	141,199	334,321
Rent	28,197	27,648
Research and development	-	500,000
Telephone and utilities	14,330	23,386
Travel	31,630	104,264
	1,001,724	1,938,515

NET LOSS BEFORE OTHER ITEMS	(981,724)	(1,938,515)

OTHER ITEMS
Interest expense, net	(84,238)	(109,019)
Gain on foreign exchange	29,129	60,333
Unrealized (loss) on investment	(3,731)	(6,506)
Forgiveness and adjustment of accounts payable	960	188,032
	(57,880)	132,840

NET LOSS FROM CONTINUING OPERATIONS	(1,039,604)	(1,805,675)

NON-CONTROLLING INTEREST FROM CONTINUING OPERATIONS	-	21,693

NET LOSS ATTRIBUTABLE TO ALTERNET SYSTEMS INC. FROM CONTINUING OPERATIONS	(1,039,604)	(1,827,368)

DISCONTINUED OPERATIONS	1,387,344	3,393,715

TOTAL NET AND COMPREHENSIVE INCOME ATTRIBUTABLE TO ALTERNET SYSTEMS INC.	347,740	1,566,347

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015 and 2014

	2015	2014
	$	$
OPERATING ACTIVITIES
Net income attributable to Alternet Systems Inc.	347,740	1,566,347
Non-controlling interest	-	21,693
Add items not affecting cash
Depreciation	-	2,733
Interest accrued	84,233	114,633
Relief of debt	-	(55,169)
Forgiveness and adjustment of accounts payable	(960)	(188,032)
Shares for services	77,500	249,917
Debt assumed by Amdocs	-	(505,063)
Unrealized loss on investments	3,731	6,506
Unrealized foreign exchange loss	(28,192)	(59,839)
Deferred compensation	-	143,125
Changes in non-cash working capital:
Accounts receivable, net	(5,000)	13,442
Deposits and other assets	5,000	14,785
Accounts payable and accrued charges	146,778	512,125
Wages payable	476,106	(692,213)
Accrued payroll taxes	(12,779)	(1,489,821)
Due to related parties	(5,769)	(5,982)
Net cash provided by (used in) operating activities	1,088,388	(350,813)

INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	173,083	400,000
Payments on loans payable	(200,000)	(718,007)
Payments on long term debt	-	(318,083)
Checks issued in excess of bank balance	-	(168)
Net cash (used in) financing activities	(26,917)	(636,258)

EFFECT OF EXCHANGE RATES ON CASH	19	(41)

CASH FLOWS FROM CONTINUING OPERATIONS	1,061,490	(987,112)
CASH FLOWS FROM DISCONTINUED OPERATIONS	(1,057,617)	1,062,019
NET INCREASE IN CASH DURING THE YEAR	3,873	74,907

CASH, BEGINNING OF YEAR	74,907	-

CASH, END OF YEAR	78,780	74,907

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

			Additional	Private			Obligation		Other
		Common	Paid in	Placement	Subscription	Deferred	to Issue	Accumulated	Comprehensive	Non-Controlling
	Shares	Stock	Capital	Subscriptions	Receivable	Compensation	shares	Deficit	Income	Interest	Total
			$	$	$	$	$	$	$	$	$
Balance December 31, 2013	95,737,389	957	14,453,693	130,362	-	(113,125)	2,800	(17,939,881)	(331,332)	(1,682,257)	(5,478,783)
Shares issued for services	3,495,666	35	332,682	-	-	(80,000)	(2,800)	-	-	-	249,917
Shares issued for cash	1,250,000	13	124,987	(125,000)	-	-	-	-	-	-	-
Cancellation of shares issued for services	(1,000,000)	(10)	(49,990)	-	-	50,000	-	-	-	-	-
Share subscriptions received	-	-	-	500,000	(375,000)	-	-	-	-	-	125,000
Services provided per terms of the contract	-	-	-	-	-	143,125	-	-	-	-	143,125
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	(41)	-	(41)
Adjustment to non-controlling interest accounts payable	-	-	-	-	-	-	-	-	-	115,792	115,792
Purchase of non-controlling interest	-	-	-	-	-	-	-	(1,748,432)	-	1,748,432	-
Non-controlling interest	-	-	-	-	-	-	-	-	-	(181,967)	(181,967)
Net income	-	-	-	-	-	-	-	1,566,347	-	-	1,566,347
Balance December 31, 2014	99,483,055	995	14,861,372	505,362	(375,000)	-	-	(18,121,966)	(331,373)	-	(3,460,610)
Shares issued for services	2,583,333	26	77,474	-	-	-	-	-	-	-	77,500
Shares issued for accounts payable	1,092,535	11	32,765	-	-	-	-	-	-	-	32,776
Shares issued for convertible debt	5,065,372	51	379,852	-	-	-	-	-	-	-	379,903
Foreign exchange translation adjustment	-	-	-	-	-	-	-	-	19	-	19
Net loss	-	-	-	-	-	-	-	347,740	-	-	347,740
Balance December 31, 2015	108,224,295	1,083	15,351,463	505,362	(375,000)	-	-	(17,774,226)	(331,354)	-	(2,622,672)

The accompanying notes are an integral part of these consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

In 2014 the Company sold of all of its business and assets to Utiba, as described previously in the Overview of the ATS Transaction and Consideration Payable. The Company sought to transform into an accelerator of high growth, emerging mobile and digital, technology and services companies, in the digital currency, multichannel payments and the mobile and digital security fields. Our goal was to expand the horizons of individuals and organizations, by providing a growth and networking platform, empowering them to go beyond their expectations and goals

In 2015 Alternet decided to cease pursuing digital currency opportunities due to the market collapse for digital currencies, mostly due to the volatility of such digital assets as Bitcoin, the lack of a clear regulatory framework, a risky value and revenue generation model, and the entrance of major players in the field, obliged management to steer away from these opportunities.

The Company and its wholly owned subsidiaries, started to provide its products and services on a commercial basis. These services will include:

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

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015 the Company had a working capital deficiency of $2,622,672 (2014 - $3,460,610). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts and ultimately attaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are prepared in US dollars unless otherwise noted.

Principles of Consolidation

These consolidated financial statements include the accounts of the following companies:

.	Alternet Systems Inc.
.	AI Systems Group, Inc., a wholly owned subsidiary of Alternet
.	Tekvoice Communications, Inc., a wholly owned subsidiary of Alternet
.	Alternet Transactions Systems (“ATS”), Inc., a wholly owned subsidiary of Alternet (formerly a 51% owned subsidiary. See Note 8, Discontinued Operations)
.	Utiba Guatemala, S.A., a wholly-owned subsidiary of Alternet Transactions Systems Inc.
.	International Mobile Security, Inc. (“IMS”), a wholly owned subsidiary of Alternet (formerly a 60% owned subsidiary), dissolved September 25, 2015
.	Megatecnica, S.A., a wholly owned subsidiary of International Mobile Security, Inc.
.	Alternet Financial Solutions, LLC (“AFS”), wholly-owned subsidiary of Alternet
.	Alternet Payment Solutions, LLC (“APS”), wholly-owned subsidiary of Alternet
.	OneMarket, Inc., a wholly owned subsidiary of Alternet

The minority interests of ATS, IMS, and ATS’s and IMS’s wholly owned subsidiaries have been deducted from earnings and equity. All significant intercompany transactions and account balances have been eliminated.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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
December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets Including Other Acquired Intellectual Property

Management monitors the recoverability of long-lived assets and intangibles based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. The Company did not own any long-lived assets during the year ended December 31, 2015 and 2014.

Intangible assets deemed to have an indefinite life are not amortized but are subject to impairment tests at each reporting date. The Company assesses the impairment of intangible assets on a quarterly basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. If the carrying amount of the intangible asset exceeds its fair value, the intangible asset is considered impaired and the second step of the test is performed to determine the amount of impairment loss, if any. The Company did not own any indefinite lived intangible assets during the year ended December 31, 2015 and 2014.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar. Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ (deficit), whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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
December 31, 2015 and 2014

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

Subsequent to March 4, 2014 the Company implemented the criteria outlined in SAB 104 and recognized revenue when:

.	persuasive evidence of an arrangement exists;
.	delivery has occurred or services have been rendered;
.	the seller’s price to the buyer is fixed or determinable; and
.	collectability is reasonably assured.

Deferred Income

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under ‘‘Deferred income.’’

Research and Development

The Company expenses costs when incurred for items associated with researching and developing new sources of revenue.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $114,763 (2014 – $118,494), net of $10,237 (2014 - $6,506) of unrealized losses, as of December 31, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

Fair Value of Financial Instruments

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying value of the Company’s financial instruments, consisting of accounts receivable, accounts payable and accrued liabilities, wages payable, accrued payroll taxes, other loans payable, and due to related parties approximate their fair value due to the relatively short maturity of these instruments. The Company’s investment in digital currency is valued using Level 1 inputs which consist of quoted prices in active markets.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

At December 31, 2015 and 2014 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB subsequently issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. In March 2016, the FASB subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which reduce the potential for diversity in practice arising from inconsistent application. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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
December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. ASU No 2015-17 simplifies the presentation of deferred income taxes by requiring all deferred income taxes to be classified as non-current. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 740): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-01 enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. ASU No 2016-02 increases transparency and comparability among organizations to improve financial reporting. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage from Certain Prepaid Stored-Value Products. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-04 addresses the current and potential future diversity in practice related to the derecognition of a prepaid stored-value product liability. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. ASU No 2016-07 eliminates the requirement to retroactively adopt the equity method when a change in ownership occurs. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 3 – INTELLECTUAL PROPERTY

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

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

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

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2015, the balance owing to this creditor was $66,815 (December 31, 2014 - $61,566) which includes $14,335 (December 31, 2014 - $9,087) of accrued interest. On January 21, 2016, the creditor elected to convert $15,000 of the outstanding balance into 2,500,000 shares of the Company’s common stock.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE(continued)

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

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of December 31, 2015, the balance owing to this creditor was $33,005 (December 31, 2014 - $30,381) which includes $6,765 (December 31, 2014 - $4,141) of accrued interest.

On January 24, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on July 23, 2013. On July 24, 2013, the creditor combined this loan with another matured loan and extended the maturity date to January 20, 2014. All other terms remained the same. The combined loan was repaid on March 6, 2014.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. As of December 31, 2015, the balance owing to this creditor was $51,323 (December 31, 2014- $46,692) which includes $5,012 (December 31, 2014- $381) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum. On January 21, 2016, the creditor elected to convert $25,000 of the outstanding balance into 5,000,000 shares of the Company’s common stock

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 4 – CONVERTIBLE DEBENTURE NOTES AND OTHER LOANS PAYABLE (continued)

Other Loans Payable (continued)

On February 28, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on August 27, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 25, 2015. On June 11, 2014, the Company paid the creditor $50,000 of which $1,600 was applied to the accrued interest and $48,400 was applied to the principal outstanding. On December 2, 2014, the Company paid the creditor $7,093 as full repayment of the loan.

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

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. On January 25, 2015, this loan was renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal and the maturity being extended to July 6, 2015. All other terms remained the same. On August 10, 2015, the Company repaid the creditor $50,000 of which $13,677 was applied to principal and $36,323 was applied to outstanding interest. As of December 31, 2015, the balance owing to this creditor was $291,989 (December 31, 2014- $276,466) which includes $25,256 (December 31, 2014- $26,466) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On May 12, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $150,000 on September 8, 2015 which includes repayment of $145,583 of principal plus $4,417 of interest calculated at a rate of 10% per annum. On September 8, 2015, the Company paid the creditor $150,000 as full repayment of the loan.

On November 20, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $20,000 on May 18, 2016. As of December 31, 2015, the balance owing to this creditor was $20,230 which includes $230 of accrued interest.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

Common Stock

The Company is authorized to issue up to 500,000,000 shares of the Company’s common stock with a par value of $0.00001. During the year ended December 31, 2015, the Company:

•	issued 2,583,333 common shares valued at $77,500 for legal, accounting, and consulting services rendered;
•	issued 1,092,535 common shares valued at $32,776 for payment of accounts payable; and
•	issued 5,065,372 common shares valued at $379,903 for the repayment of convertible debt (see Note 5).

During the year ended December 31, 2014, the Company:

•	issued 1,250,000 common shares valued at $125,000 for share subscription;
•	issued 2,495,666 common shares valued at $252,717 for legal, consulting, and investor relations services rendered;
•	issued 1,000,000 common shares valued at $80,000 for consulting services to be rendered over a twelve month period which were included in deferred compensation (see Note 10); and
•

cancelled 1,000,000 common shares valued at $50,000 previously issued for investor relations to be released upon achieving certain benchmarks which were included in deferred compensation (see Note 10).

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 6 – CAPITAL STOCK (continued)

Common Shares (continued)

As of December 31, 2015, the Company had $505,362 (December 31, 2014 - $505,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at December 31, 2015 or December 31, 2014 were not used to compute the total weighted average shares outstanding as at December 31, 2015 or December 31, 2014, respectively, and were thus not used in the basic net loss per share calculation.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Losses Per Share

As at December 31, 2014, the Company had a weighted average of 106,376,464 (2014 – 97,462,100) common shares outstanding resulting in basic and diluted net and comprehensive loss per common share from continuing operations of $(0.01) (2014 - $(0.02)), basic and diluted net and comprehensive income per common share from discontinued operations of $0.01 (2014 – $0.03), and basic and diluted net and comprehensive income per common share of $0.00 (2014 - $0.02) .

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

As at December 31, 2015 and 2014, the Company had no outstanding stock options or restricted stock units.

Warrants

The Company had no warrants outstanding at December 31, 2015 and 2014.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

During the year ended December 31, 2015, the Company wrote off $32,167 to discontinued operations for wages payable from ATS’s operations prior to the ATS Transaction which were determined not to be payable. Additionally, the Company settled its lawsuit with Utiba (see Note 15) for $80,000 plus the release of all amounts payable to and from to Utiba for a total of $1,055,177.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 7 – DISCONTINUED OPERATIONS (continued)

As of December 31, 2015 and 2014, the associated assets and liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below

	2015	2014
	$	$
ASSETS
Accounts receivable	-	8,149
Sales proceeds held in escrow	-	300,000
CURRENT ASSETS OF DISCONTINUED OPERATIONS	-	308,149

LIABILITIES
Accounts payable and accrued charges	123,574	1,189,340
Deferred gain on sale	-	300,000
CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	123,574	1,489,340

The following table summarizes the financial results of ATS’s consolidated discontinued operations for the years ended December 31, 2015 and 2014:

	2015	2014
	$	$
Revenue	-	155,036
Cost of Sales	-	142,441
Gross Margin	-	12,595
Operating Expenses (Recovery)	(32,167)	459,108
Net Income (Loss) Before Other Items	32,167	(446,513)
Other Items	-	(12,119)
Non-Compete Income	-	2,200,000
Shareholder Release Income	-	200,000
Gain on Disposal of Assets	300,000	1,248,687
Settlement Income	1,055,177	-
Net Income (Loss) Before Non-Controlling Interest	1,387,344	3,190,055
Non-Controlling Interest	-	(203,660)

Discontinued Operations for Alternet Systems, Inc.	1,387,344	3,393,715

The table below details the Company’s gain on disposal of assets at December 31, 2015 and 2014:

	2015	2014
	$	$
Total funds received	300,000	5,295,300
Less: Funds relating to non-compete and shareholder release income	-	(2,400,000)
Net funds received	300,000	2,895,300
Liabilities assumed by the purchaser	-	177,401
Total proceeds	300,000	3,072,701
Assets sold	-	(1,824,014)

Gain on disposal of assets	300,000	1,248,687

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 7 – DISCONTINUED OPERATIONS (continued)

The following table summarizes the cash flow of ATS’s consolidated discontinued operations for the years ended December 31, 2015 and 2014:

	2015	2014
	$	$
Operating Activities	(1,357,617)	(494,210)
Investing Activities	300,000	1,630,311
Financing Activities	-	(74,082)

Cash Flows From Discontinued Operations	(1,057,617)	1,062,019

All other Notes to the consolidated financial statements that were impacted by this discontinued operation have been reclassified accordingly.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of December 31, 2015, a total of $947,260 (2014 - $658,663) was payable to directors and officers of the Company of which $947,260 (2014 - $658,663) was non-interest bearing and had no specific terms of repayment. Of the amount payable, $21,840 (2014 - $17,591) was included in accounts payable for expense reimbursements, $934,209 (2014 - $639,375) was included in wages payable for accrued fees and capitalized interest, and $(8,789) (2014 - $1,697) was included in due from related parties.

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

During the year ended December 31, 2015, the Company expensed a total of $444,056 (2014 - $393,958) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $389,890 (2014 - $872,084) has been accrued and $54,166 (2014 - $161,037) has been paid in cash.

During the year ended December 31, 2014, the Company’s discontinued operations wrote off an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) that had been fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. As of December 31, 2015, the Company owes this company $6,753 (VEF 5,971,438) (2014 - $34,946; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 9 – DEFERRED COMPENSATION

On February 15, 2013, the Company signed an investor relations agreement with a consultant to provide investor relations services for a term of one year. Under the agreement, the Company agreed to make monthly payments to the consultant of $5,000 if the Company was able to raise $1,000,000 by May 16, 2013. As the Company did not raise the $1,000,000 by May 16, 2013, the monthly payments of $5,000 did not commence. The Company also agreed to issue to the consultant 700,000 shares of common stock, in four equal tranches of 175,000 each on or before February 20, 2013, May 16, 2013, August 14, 2013, and November 12, 2013. On February 19, 2013, the Company issued 700,000 shares in the name of the consultant valued at $0.15 per share, the closing price of the stock on the issue date, for a total value of $105,000. As of December 31, 2013, all of the shares had been issued to the consultant. The value of the services was being expensed on a straight-line basis over the life of the contract. During the year ended December 31, 2015, the Company expensed $Nil (2014 - $13,125) to investor relations. The contract was expensed in full by February 15, 2014.

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

On February 18, 2014, the Company signed a consulting agreement with a consultant to provide strategic business consulting services for a term of one year. Under the agreement, the Company agreed to make monthly payments of $6,500 to the consultant and to issue the consultant 1,000,000 shares of common stock. On June 9, 2014, the Company issued the 1,000,000 common shares in the name of the consultant valued at $0.08 per share, the closing price of the stock on the issue date, for a total value of $80,000. The value of the services was being expensed on a straight-line basis over six months, the term stipulated in the contract. During the year ended December 31, 2015, the Company expensed $Nil (2014 - $80,000) to consulting fees. The contract was expensed in full by August 17, 2014.

The Company recorded the aggregate fair value of the shares issued pursuant to the above agreements as deferred compensation. During the year ended December 31, 2015, the Company expensed $Nil (2014 -$143,125) relating to the above contracts. The shares issued were all valued at their market price on the date of issuance.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 10 – INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2015 and 2014 since the Company has established a valuation allowance equal to the total deferred tax asset related to losses incurred during such periods.

A reconciliation of the effect of applying the federal statutory rate and the effective income tax rate used to calculate the Company's income tax provision is as follows:

	December 31,
	2015	2014
	$	$

Loss from continuing operations before income taxes	(1,039,604)	(1,805,675)
Effective tax rate	40.50%	40.50%

Income tax benefit	(421,000)	(731,300)
Non-deductible items	3,000	13,200
Other deductible items	-	(300)
Change in valuation allowance	(644,400)	-
Tax benefits not recognized	1,062,400	718,400

Income tax expense	-	-

	December 31,
	2015	2014
	$	$

Income (loss) from discontinued operations before income taxes	1,387,344	3,190,055
Effective tax rate	40.50%	40.50%

Income tax (benefit)	561,900	1,292,000
Non-deductible items	-	538,900
Other deductible items	-	(2,900)
Change in valuation allowance	340,500	-
Tax benefits not recognized (recognized)	(902,400)	(1,828,000)
Income tax expense	-	-

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 10 – INCOME TAXES (continued)

Deferred tax assets and liabilities and related valuation allowance as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	$	$
Deferred tax assets:
Capital loss carryforwards - continuing operations	-	-
Net operating loss carryforwards - continuing operations	6,114,500	6,763,000
Net operating loss carryforwards - discontinued operations	1,189,600	849,100
	7,304,100	7,612,100

Deferred tax liabilities:
Capital assets – continuing operations	-	-
Capital assets – discontinued operations	-	-
Unrealized losses – continuing operations	1,500	(2,600)
	1,500	(2,600)

Net deferred tax assets before valuation allowance	7,305,600	7,609,500
Valuation allowance	(7,305,600)	(7,609,500)

Net deferred tax assets (liabilities)	-	-

Based on the Company's historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized and accordingly, has provided a valuation allowance.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 10 – INCOME TAXES (continued)

At December 31, 2015, the Company has available unused net operating loss carryforwards of approximately $18.0 million that expire from 2021 to 2034 for federal tax purposes and approximately $4.8 million for Florida state tax purposes, which expire from 2027 to 2034. Additionally, the Company has loss carryforwards of approximately $5,100 in Guatemala and $48,500 in Ecuador.

As of December 31, 2015, the Company believes that it has no liability for uncertain tax provisions. If the Company were to determine there were an uncertain tax provisions, the Company would recognize the liability and related interest and penalties within income tax expense. As of December 31, 2015, the Company has no provisions for interest or penalties related to uncertain tax positions.

The Company files income tax returns in Guatemala, Ecuador, and the U.S. including both the federal jurisdiction and Florida state jurisdiction. There are no income tax examinations currently underway in any jurisdictions, however to the extent that net operating losses have been utilized in either the current or preceding years such losses may be subject to future income tax examination. The Company is subject to income tax examination for fiscal years beginning December 31, 2012.

NOTE 11 – OPERATING LEASES

The Company leased its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expired in March 2015 and was renewed at a monthly rate of $1,872 which expired on February 28, 2016. The lease was further renewed on February 29, 2016 at a monthly rate of $1,944.

Lease expense totaled $22,248 and $20,878 during the year ended December 31, 2015 and 2014, respectively.

The Company is required to make future minimum rental payments under the operating lease agreement of $23,187 during the 2016 fiscal year and $3,889 during the 2017 fiscal year.

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 12 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	December 31,
	2015	2014
	$	$
Supplemental cash flow disclosures:
Interest paid	40,740	118,714
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares issued for previous subscriptions	-	2,800
Shares issued for deferred compensation	-	80,000
Deferred gain from funds held in escrow	-	300,000
Shares issued for investment in digital currency	-	125,000
Cancellation of shares issued for deferred compensation	-	50,000
Settlement of wages payable to a director	-	115,792
Subscription receivable	-	375,000
Shares issued for convertible debt	379,903	-
Shares issued for accounts payable	32,776	-

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

ALTERNET SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 14 – LAWSUITS

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its Chief Executive Officer. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of December 31, 2015, no provision for this claim has been made.

On February 13, 2015, the Company filed a complaint (“Complaint”) in the Circuit Court for Miami-Dade County, Florida, against Justin Ho and Richard Matotek (“Defendants”), the previous combined 96% shareholders of Utiba Pte. Ltd., the joint-venture partner of the Company in ATS. The Complaint alleged that the Defendants did not honor their commitment of paying its 49% share of the liabilities held by ATS at closing of the ATS Transaction (refer to Part 1 Item 1 Overview of the ATS Transaction and Consideration Payable). The Company alleges that it is owed $1,181,639. On December 9, 2015, the Company agreed to settle the lawsuit for $80,000 plus the release of all amounts payable to and from to Utiba for a total of $1,055,177; as such, all amounts payable to and from Utiba were recorded against discontinued operations on the Consolidated statements of operations and comprehensive income.

NOTE 15 – SUBSEQUENT EVENTS

In February 2016, the Company issued 7,500.000 common shares valued at $40,000 for the repayment of convertible debt.

Events occurring after December 31, 2015 were evaluated through the date this Annual Report was issued, in compliance FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

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

As of December 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Term of Office*1*2
Henryk Dabrowski	President, Chairman and Director	Expires at next Annual General Meeting
Robin Bjorklund	Director	Resigned on February 2, 2015
Fernando Cisneros	Director	Resigning on March 31, 2016
Michael Viadero	CFO, Secretary, Treasurer and Director	Appointed on February 2, 2015 to replace Robin Bjorklund
Fabio Alvino	CEO of APS	Resigned on October 5, 2015

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.	The President, Secretary, CEO and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/SARs (#) (g)	LTIP payouts ($) (h)	All other Compensation ($) (i)
Henryk Dabrowski President and Chairman	2015 2014 2013	165,000 165,000 165,000	0 0 165,500	0 11,200 9,852	0 0 0	0 0 0	0 0 0	0 0 0
Robin Bjorklund Former Director Resigned on February 2, 2015	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Fernando Cisneros Director	2015 2014 2013	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Michael Viadero, CFO (and Director as of February 2, 2015)	2015 2014 2013	160,000 160,000 160,000	0 50,000 160,000	0 8,576 9,926	0 0 0	0 0 0	0 0 0	0 0 0
Fabio Alvino CEO - APS (resigned on October 5, 2015)	2015 2014 2013	95,056 130,000 130,000	0 0 130,000	0 2,400 29,290	0 0 0	0 0 0	0 0 0	0 0 0

Name	Year	Salary	Bonus	Other Annual	Stock	Securities	LTIP	All other
					Award(s)
Henryk Dabrowski
Paid in Cash	2015	27,500	0	0	0	0	0	0
Accrued and unpaid	2015	149,500	0	0	0	0	0	0
Paid in cash	2014	68,750	0	0	0	0	0	0
Accrued and unpaid	2014	96,250	0	11,200	0	0	0	0
Paid in cash	2013	13,750	0	9,852
Accrued and unpaid	2013	151,250	165,000	0	0	0	0	0

Fabio Alvino
Paid in cash	2015	0	0	0	0	0	0	0
Accrued and unpaid	2015	95,056	0	0	0	0	0	0
Paid in cash	2014	18,958	0	2,400	0	0	0	0
Accrued and unpaid	2014	0	0	0	0	0	0	0
Paid in cash	2013	130,000	0	29,290	0	0	0	0
Accrued and unpaid	2013	0	130,000	0	0	0	0	0

Michael Viadero
Paid in Cash	2015	26,666	0	0	0	0	0	0
Accrued and unpaid	2015	145,334	0	0	0	0	0	0
Paid in cash	2014	73,333	0	0	0	0	0	0
Accrued and unpaid	2014	86,776	50,000	8,576	0	0	0	0
Paid in cash	2013	160,000	0	0	0	0	0	0
Accrued and unpaid	2013	0	160,000	9,926	0	0	0	0

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our Company’s board of directors does not have an audit committee.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2015 there were no options exercised by our named officers.

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

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 31, 2016 (115,724,304 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Henryk Dabrowski 5500-SW 86 th Street Miami, FL 33143	President, Director	5,819,930	5.03%
Fernando Cisneros 2100 Salzedo Street, Suite 300 Coral Gables, Florida 33134	Director	8,179,700	7.07%
Michael Viadero 2694 Inagua Avenue, PH1 Miami, Florida 33133	CFO	2,078,000	1.80%
Directors, Officers and 5% stockholders in total		16,077,630	13.89%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction.

As of December 31, 2015, a total of $947,260 (2014 - $658,663) was payable to directors and officers of the Company of which $947,260 (2014 - $658,663) was non-interest bearing and had no specific terms of repayment. Of the amount payable, $21,840 (2014 - $17,591) was included in accounts payable for expense reimbursements, $934,209 (2014 - $639,375) was included in wages payable for accrued fees and capitalized interest, and $(8,789) (2014 - $1,697) was included in due from related parties.

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

During the year ended December 31, 2015, the Company expensed a total of $444,056 (2014 - $393,958) in consulting fees and salaries paid to directors and officers of the Company. Of the amounts incurred, $389,890 (2014 - $872,084) has been accrued and $54,166 (2014 - $161,037) has been paid in cash.

During the year ended December 31, 2014, the Company’s discontinued operations wrote off an accounts receivable from a company with a director in common with the Company for $789,565; 6,674,709 Venezuelan bolivar fuerte (“VEF”) that had been fully allowed for during the year ended December 31, 2013 due to collectability uncertainty caused by the uncertainty of obtaining foreign currency in Venezuela. As of December 31, 2015, the Company owes this company $6,753 (VEF 5,971,438) (2014 - $34,946; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

Director Independence

Our board acts with three (3) directors, consisting of Henryk Dabrowski, Fernando Cisneros, and Michael Viadero. From inception to present date, we believe that the members of our board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Audit Fees	$50,000	$62,000
Audit Related Fees	Nil	$11,277
Tax Fees	$8,750	$2,190
All Other Fees	Nil	Nil
Total	$58,750	$75,467

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
March 30, 2016

By:/s/ Michael T. Viadero
Michael T. Viadero, Secretary, Treasurer
(Principal Financial Officer and Principal Accounting Officer)
March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Henryk Dabrowski	By:/s/ Michael T. Viadero
Henryk Dabrowski, President	Michael T. Viadero, Secretary, Treasurer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
March 30, 2016	Officer)
March 30, 2016