Form 10-Q
period 2016-03-31
ALTERNET SYSTEMS INC
filed 2016-05-16
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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
115,724,295 as of May 16, 2016

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	4,862	78,780
Accounts receivable, net	5,531	5,000
Due from related parties	6,442	-
Investment in digital currency	116,672	114,763
Deposits and other assets	7,625	2,000
Total current assets	141,132	200,543

TOTAL ASSETS	141,132	200,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued charges	763,017	746,508
Wages payable	1,395,457	1,308,207
Accrued payroll taxes	168,753	168,753
Other loans payable, net of beneficial conversion feature	458,992	474,377
Due to related parties	-	1,796
Current liabilities of discontinued operations	118,861	123,574
Total current liabilities	2,905,080	2,823,215

Stockholders' (deficit)
Capital stock
Authorized: 500,000,000 common stock with a par value of $0.00001 and 10,000,000 preferred stock with a par value of $0.00001 Issued and outstanding: 115,724,295 common stock (2015 - 108,224,295)	1,157	1,083
Additional paid-in capital	15,455,139	15,351,463
Private placement subscriptions	505,362	505,362
Share subscription receivable	(375,000)	(375,000)
Accumulated other comprehensive income	(1,943)	(2,000)
Accumulated deficit	(18,348,663)	(18,103,580)
	(2,763,948)	(2,622,672)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	141,132	200,543

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2016	2015
	$	$

REVENUE	18,689	-

OPERATING EXPENSES
Investor relations	9,000	-
Management and consulting	120,250	175,386
Office and general	10,114	12,518
Payroll	4,199	28,758
Professional fees	12,822	26,500
Rent	7,107	6,876
Travel	15,292	9,802
	178,784	259,840

NET LOSS BEFORE OTHER ITEMS	(160,095)	(259,840)

OTHER ITEMS
Interest expense, net	(19,615)	(20,575)
Gain on foreign exchange	1,468	451
Unrealized gain (loss) on investment	1,909	(2,574)
(Loss) on debt settlement	(68,750)	-
	(84,988)	(22,698)

NET LOSS	(245,083)	(282,538)

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2016	2015
	$	$
OPERATING ACTIVITIES
Net loss	(245,083)	(282,538)
Add items not affecting cash
Interest accrued	19,615	20,575
Shares for services	-	7,500
Unrealized (gain) loss on investments	(1,909)	2,574
Unrealized foreign exchange (gain)	(1,701)	-
Loss on debt settlement	68,750	-
Changes in non-cash working capital:
Accounts receivable, net	(531)	-
Deposits and other assets	(5,625)	(625)
Accounts payable and accrued charges	9,687	64,506
Wages payable	87,250	140,883
Accrued payroll taxes	-	(12,776)
Due to related parties	(4,428)	(12,200)
Net cash provided by (used in) operating activities	(73,975)	(72,101)

INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

FINANCING ACTIVITIES
Net cash (used in) financing activities	-	-

EFFECT OF EXCHANGE RATES ON CASH	57	23

NET (DECREASE) IN CASH DURING THE PERIOD	(73,918)	(72,078)

CASH, BEGINNING OF PERIOD	78,780	74,907

CASH, END OF PERIOD	4,862	2,829

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Alternet Systems Inc.’s (the “Company”) focus has evolved into the digital payments and data analytics, micro segmentation and marketing intelligence. The target markets include the mass consumer goods, payments, financial services and telecommunications sectors. Its vision is to be the leading digital commerce solutions provider into global markets, and its mission is to provide innovative solutions that facilitate and expedite commerce, enriching our partners and their customers’ experience, and improving efficiency.

Previously, the Company provided leading edge mobile financial solutions and mobile security and related solutions with the former being offered throughout the Western Hemisphere, but most actively in Central and South America and the Caribbean, and the latter being offered globally. As detailed in Note 5, Discontinued Operations, the Company, pursuant to a transaction in Alternet Transactions Systems (“ATS Transaction”), discontinued providing mobile financial solutions and mobile security. ATS is dormant and being closed this year.

The Company and its wholly owned subsidiaries, started to provide its services on a commercial basis. These services include:

  Alternet Payment Solutions, LLC (“APS“) developing and deploying, retail and consumer multichannel payment mechanisms
  Modernization of the electronics point of sale legacy infrastructure expanding the useful life of the electronic point of sale, and including new payment functions in the terminals, such as bill payment, electronic top-up and native payments with digital currency at the point of sale.
  Data analytics tools and services for the Telecommunications and Financial Services industries.

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2016 the Company had a working capital deficiency of $2,763,898 (December 31, 2015 - $2,622,672). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with SEC on March 31, 2016. The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the following wholly owned subsidiaries:

.	Alternet Systems Inc. (“Alternet”)
.	AI Systems Group, Inc.
.	Tekvoice Communications, Inc.
.	Alternet Transactions Systems (“ATS”), Inc., a wholly owned subsidiary of Alternet (formerly a 51% owned subsidiary. See Note 8, Discontinued Operations)
.	Utiba Guatemala, S.A.
.	International Mobile Security, Inc. (“IMS”)

.	Megatecnica, S.A.
.	Alternet Financial Solutions, LLC (“AFS”)
.	Alternet Payment Solutions, LLC (“APS”)
.	OneMarket, Inc.

All significant intercompany transactions and account balances have been eliminated.

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation.  Changes have not impact on net losses or loss per share information.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, fair value of convertible notes payable and investment in digital currency. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, whereby revenue is recognized when persuasive evidence of an arrangement exists, the related services have been provided, the price is fixed and determinable and collectability is reasonably assured. The Company currently generates its revenues from providing consulting services, primarily consisting of project management on existing projects in Colombia and Peru, on a contract basis in regards to data analytics solutions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Digital Currency Transactions

The Company can enter into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $116,672 (December 31, 2015 – $114,763), net of $8,328 (December 31, 2015 - $10,237) of unrealized losses. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At March 31, 2016 and December 31, 2015 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB subsequently issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. In March 2016, the FASB subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which reduce the potential for diversity in practice arising from inconsistent application. In April 2016, the FASB subsequently issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Indentifying Performance Obligations and Licensing, which reduce the potential for diversity in practice at initial application and reduces the cost and complexity of applying Topic 606 on transition and on an ongoing basis. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. Management is currently evaluating the impact this pronouncement will have on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. ASU No 2016-02 increases transparency and comparability among organizations to improve financial reporting. Management is currently evaluating the impact this pronouncement will have on the Company’s financial statements.

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

NOTE 3 - NOTES AND OTHER LOANS PAYABLE

Other Loans Payable

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. On January 21, 2016, the creditor elected to convert $15,000 of the outstanding balance into 2,500,000 shares of the Company’s common stock. As of March 31, 2016, the balance owing to this creditor was $53,120 (December 31, 2015 - $66,815) which includes $817 (December 31, 2015 - $14,335) of accrued interest.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of March 31, 2016, the balance owing to this creditor was $33,659 (December 31, 2015 - $33,005) which includes $7,419 (December 31, 2015 - $6,765) of accrued interest.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. On January 21, 2016, the creditor elected to convert $20,000 of the outstanding balance into 5,000,000 shares of the Company’s common stock. As of March 31, 2016, the balance owing to this creditor was $32,333 (December 31, 2015- $51,323) which includes $324 (December 31, 2015- $5,012) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. On January 25, 2015, this loan was renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal and the maturity being extended to July 6, 2015. All other terms remained the same. On August 10, 2015, the Company repaid the creditor $50,000 of which $13,677 was applied to principal and $36,323 was applied to outstanding interest. As of March 31, 2016, the balance owing to this creditor was $307,950 (December 31, 2015- $291,989) which includes $41,216 (December 31, 2015- $25,256) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 5, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $7,500 plus interest at 10% per annum on April 4, 2016. As of March 31, 2016, the balance owing to this creditor was $7,868 (December 31, 2015 - $7,681) which includes $368 (December 31, 2015 - $181) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On November 20, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $20,000 on May 18, 2016. As of March 31, 2016, the balance owing to this creditor was $20,729 (December 31, 2015 - $20,230) which includes $729 (December 31, 2015 - $230) of accrued interest.

NOTE 4 – CAPITAL STOCK

Common Stock

The Company is authorized to issue up to 500,000,000 shares of the Company’s common stock with a par value of $0.00001.

During the three months ended March 31, 2016, the Company issued 7,500,000 common shares valued at $103,750 for the settlement of $35,000 of debt (see Note 3).

As of March 31, 2016, the Company had $505,362 (December 31, 2015 - $505,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at March 31, 2016 or December 31, 2015, were not used to compute the total weighted average shares outstanding as at March 31, 2016 or December 31, 2015, respectively, and were not used in the basic net loss per share calculation.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Loss Per Share

For the three months ended March 31, 2016 and 2015, the Company had a weighted average of 111,823,196 and 101,717,537 common shares outstanding, respectively, resulting in basic and diluted net loss per common share of $(0.00) (March 31, 2015 - $(0.00)).

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

As at March 31, 2016 and December 31, 2015, the Company had no outstanding stock options or restricted stock units.

NOTE 5 – DISCONTINUED OPERATIONS

On October 15, 2013 and as subsequently amended in its entirety on January 6, 2014, the Company, Utiba Pte. Ltd. (“Utiba”), a non-controlling interest investor in ATS, ATS, and Utiba Guatemala entered into an Asset Purchase Agreement in order to effect the sale by ATS of all of its business and assets to Utiba, as described below (the “ATS Transaction”). For such transaction to proceed, approval of the Company’s shareholder was required, which approval was obtained on February 21, 2014.

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

During the year ended December 31, 2015, the Company wrote off $32,167 to discontinued operations for wages payable from ATS’s operations prior to the ATS Transaction which were determined not to be payable. Additionally, the Company settled its lawsuit with Utiba (see Note 10) for $80,000 plus the release of all amounts payable to and from to Utiba for a total of $1,055,177.

As of March 31, 2016 and December 31, 2015, the associated liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below

	March 31,	December 31,
	2016	2015
	$	$
LIABILITIES
Accounts payable and accrued charges	118,861	123,574
CURRENT LIABILITITES OF DISCONTINUED OPERATIONS	118,861	123,574

There is no discontinued operations effect on the statement of operations for the three month periods ended March 31, 2016 and 2015

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2016, a total of $1,033,592 (December 31, 2015 - $947,260) was payable to directors and officers of the Company, which was non-interest bearing and had no specific terms of repayment. Of the amount payable, $21,518 (December 31, 2015 - $21,840) was included in accounts payable for expense reimbursements, $1,021,460 (December 31, 2015 - $934,209) was included in wages payable for accrued fees and capitalized interest, and $(9,386) (December 31, 2015 - $(8,789)) was included in due from related parties.

During the three months ended March 31, 2016, the Company expensed a total of $87,250 (March 31, 2015 - $87,250) in consulting fees and salaries paid to directors and officers of the Company. The amounts incurred have been accrued and none has been paid in cash.

As of March 31, 2016, the Company owes a company with a director in common with the Company $6,753 (VEF 5,971,438) (December 31, 2015 - $6,753; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

NOTE 7 – OPERATING LEASES

The Company leased its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expired in March 2015 and was renewed at a monthly rate of $1,872 which expired on February 28, 2016. On February 29, 2016 the lease was further renewed for an additional year at a monthly rate of $1,944 and expires on February 28, 2017.

Lease expense totaled $5,616 and $4,678 during the three months ended March 31, 2016 and 2015, respectively.

The Company is required to make future minimum rental payments under the operating lease agreement of $17,568 during the 2016 fiscal year and $3,889 during the 2017 fiscal year.

NOTE 8 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three months ended
	March 31,
	2016	2015
	$	$
Supplemental cash flow disclosures:
Interest paid	-	20,575
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares obligated to be issued	-	32,776
Shares issued for convertible debt	-	379,903
Shares issued for debt settlement	103,750	-

NOTE 9 – FAIR VALUE

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of the Company’s accounts receivable, due from related parties, accounts payable, other loans payable, and due to related parties approximate their carrying values. The Company’s other financial instruments, being cash and investment in digital currency, are measured at fair value using Level 1 inputs.

NOTE 10 – LAWSUIT

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its Chief Executive Officer. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of March 31, 2016, no provision for this claim has been made.

NOTE 11 – SUBSEQUENT EVENTS

Events occurring after March 31, 2016 were evaluated through the date this Interim Report was issued, in compliance with FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 31, 2016, particularly in the section entitled "Risk Factors”.

Overview

2015 and Beyond

In 2015 Alternet (the “Company”) decided to cease pursuing digital currency opportunities due to the market collapse for digital currencies, mostly due to the volatility of such digital assets as Bitcoin, the lack of a clear regulatory framework, a risky value and revenue generation model, and the entrance of major players in the field, obliged management to steer away from these opportunities.

The Company and its wholly owned subsidiaries, started to provide its services on a commercial basis. These services will include:

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

Results of Operations:

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries.

Net Sales

For the three months ended March 31, 2016 and 2015, the Company had net sales of $18,689 and $Nil, respectively. The current sales have been exclusively related to initial pilot projects within the Data Analytics solution.

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended March 31, 2016 and 2015 totaled $178,784 and $259,840, respectively. The table below details the major changes in administrative expenditures for the three months ended March 31, 2016 and 2015.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three Months Ended March 31, 2016 as Compared to Three Months Ended March 31, 2015
Management and consulting	Decrease of $55,136

The comparative quarter included consulting fees for searching out new business ventures. During the current quarter, the company had a more focused plan and did not require as much consulting services. Additionally, the comparative quarter included management fees or one additional person.

Payroll	Decrease of $24,559	Decreased employees during the current quarter
Professional fees	Decrease of $13,678	The Company had minimal activities during 2015 resulting in reduced required fees during the period relative to 2014

Interest and Other Expenses

The Company’s net interest expense decreased to $19,615 for the three months ended March 31, 2016 compared to $20,575 for the three months ended March 31, 2015, respectively. This was due to the decrease in loans outstanding during the period as a result of the settlement of notes amounting to $35,000 through the issuance of 7,500,000 common shares during the period.

Net Income (Loss)

For the three months ended March 31, 2016, the Company had a net loss of $(245,083) or $(0.00) per share, a decrease of 84.68%, when compared to the corresponding three months ended March 31, 2015 which had a net loss of $(282,538) or $(0.00) per share. The decreased losses were mostly attributable to the Company commencing revenue generating services and decreasing the overall operating expenses.

Liquidity and Capital Resources

As of March 31, 2016, the Company had $4,862 (December 31, 2015 – $78,780) cash in the bank. At March 31, 2016, the Company had a working capital deficiency of $2,763,948 (December 31, 2015 – $2,622,672). The Company is in discussion with investment bankers to raise additional capital to fund ongoing operations. The Company’s ability to continue as a going concern will be negatively affected if it is unsuccessful.

Accounts payable were $763,017 at March 31, 2016 compared to accounts payable of $746,508 at December 31, 2015. As at March 31, 2016, the Company’s current liabilities were $2,905,080, an increase of $81,865 from the current liabilities of $2,823,215 at December 31, 2015.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, whereby revenue is recognized when persuasive evidence of an arrangement exists, the related services have been provided, the price is fixed and determinable and collectability is reasonably assured. The Company currently generates its revenues from providing data analytics solutions..

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $116,672 (December 31, 2015 – $114,763), net of $8,328 (December 31, 2015 - $10,237) of unrealized losses, as of December 31, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At March 31, 2016 and December 31, 2015 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic No. 605, “Revenue Recognition,” most industry-specific guidance throughout the industry topics of the accounting standards codification, and some cost guidance related to construction-type and production-type contracts. ASU 2014-09 is effective for public entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB subsequently issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year for all entities. In March 2016, the FASB subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which reduce the potential for diversity in practice arising from inconsistent application. In April 2016, the FASB subsequently issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Indentifying Performance Obligations and Licensing, which reduce the potential for diversity in practice at initial application and reduces the cost and complexity of applying Topic 606 on transition and on an ongoing basis. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The standard is effective for the annual period beginning after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. Management is currently evaluating the impact this pronouncement will have on the Company’s financial statements.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In conducting his evaluation, our officers determined that there may be material weaknesses in our internal controls over financial reporting. Specifically, the following deficiency is are noted:

  We do not have an Audit Committee. Although we are not legally required to have one, this means that we do not have entity control over our financial statements.
  We do not have any independent (or outside) board members. To provide arm’s-length oversight and comply with regulations, it is critical that

As of March 31, 2016, with the resignation of Mr. Fernando Cisneros, the Company’s Board of Directors does not include an outside director. The Company has identifying potential outside directors and is discussing the position with the candidates. Mr. Cisneros resignation was not the result of any disagreement with the Board and he was not aware of any matter in relation to his resignation that needed to be brought to the attention of the shareholders of the Company.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, changes in our internal controls over financial reporting consisted in ensuring timely follow-up on pending receipt of invoices from third party providers, primarily those based overseas. While such occurrences are limited, the change to internal controls ensure proper timing of recording expenses.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the three months ended March 31, 2016, the Company:

  issued 7,500,000 common shares valued at $103,750 for the settlement of $35,000 of debt (see Note 3).

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
May 16, 2016

By:/s/ Michael T. Viadero
Michael T. Viadero, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
May 16, 2016