Form 10-Q
period 2017-06-30
ALTERNET SYSTEMS INC
filed 2017-10-25
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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
116,724,295 as of October 24, 2017

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	1,271	78,780
Accounts receivable, net	7,044	5,000
Due from related parties	8,006	-
Investment in digital currency	116,974	114,763
Deposits and other assets	5,750	2,000
Total current assets	139,045	200,543

TOTAL ASSETS	139,045	200,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued charges	874,306	746,508
Wages payable	1,482,707	1,308,207
Accrued payroll taxes	168,753	168,753
Other loans payable, net of beneficial conversion feature	478,394	474,377
Due to related parties	-	1,796
Current liabilities of discontinued operations	125,835	123,574
Total current liabilities	3,129,995	2,823,215

Stockholders' (deficit)
Capital stock
Authorized: 500,000,000 common stock with a par value of $0.00001 and 10,000,000 preferred stock with a par value of $0.00001 Issued and outstanding: 116,724,295 common stock (2015 - 108,224,295)	1,167	1,083
Additional paid-in capital	15,463,929	15,351,463
Private placement subscriptions	505,362	505,362
Share subscription receivable	(375,000)	(375,000)
Accumulated other comprehensive income	(1,989)	(2,000)
Accumulated deficit	(18,584,419)	(18,103,580)
	(2,990,950)	(2,622,672)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	139,045	200,543

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	$	$	$	$

REVENUE	18,277	-	36,966	-

OPERATING EXPENSES
Investor relations	36,000	20,000	45,000	20,000
Management and consulting	117,093	151,215	237,343	326,601
Office and general	10,598	10,934	20,712	23,452
Payroll	1,456	28,451	5,655	57,209
Professional fees	60,821	47,590	73,643	74,090
Rent	7,262	7,107	14,369	13,983
Travel	4,417	6,809	19,709	16,611
	237,647	272,106	416,431	531,946

NET LOSS BEFORE OTHER ITEMS	(219,370)	(272,106)	(379,465)	(531,946)

OTHER ITEMS
Interest expense, net	(19,402)	(21,894)	(39,017)	(42,469)
Gain on foreign exchange	2,714	(161)	4,182	290
Unrealized gain (loss) on investment	302	1,320	2,211	(1,254)
(Loss) on debt settlement	-	-	(68,750)	-
	(16,386)	(20,735)	(101,374)	(43,433)

NET LOSS FROM CONTINUING OPERATIONS	(235,756)	(292,841)	(480,839)	(575,379)

DISCONTINUED OPERATIONS	-	182,167	-	182,167

TOTAL NET LOSS	(235,756)	(110,674)	(480,839)	(393,212)

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2016	2015
	$	$
OPERATING ACTIVITIES
Net loss	(480,839)	(393,212)
Add items not affecting cash
Interest accrued	39,017	42,465
Shares for services	8,800	70,276
Unrealized (gain) loss on investments	(2,211)	1,254
Unrealized foreign exchange (gain)	(3,265)	-
Loss on debt settlement	68,750	-
Changes in non-cash working capital:
Accounts receivable, net	(2,044)	-
Deposits and other assets	(3,750)	(1,630)
Accounts payable and accrued charges	129,071	9,685
Deferred gain on sale	-	(150,000)
Wages payable	174,500	173,016
Accrued payroll taxes	-	(12,776)
Due to related parties	(5,549)	(9,598)
Net cash provided by (used in) operating activities	(77,520)	(270,520)

INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	-	145,583
Net cash (used in) financing activities	-	145,583

EFFECT OF EXCHANGE RATES ON CASH	11	55

CASH FLOWS FROM CONTINUING OPERATIONS	(77,509)	(124,882)
CASH FLOWS FROM DISCONTINUED OPERATIONS	-	150,000
NET (DECREASE) IN CASH DURING THE PERIOD	(77,509)	25,118

CASH, BEGINNING OF PERIOD	78,780	74,907

CASH, END OF PERIOD	1,271	100,025

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The Company and its wholly owned subsidiaries, started to provide its services on a commercial basis. These services include:

.	Alternet Payment Solutions, LLC (“APS“) developing and deploying, retail and consumer multichannel payment mechanisms
.

Modernization of the electronics point of sale legacy infrastructure expanding the useful life of the electronic point of sale, and including new payment functions in the terminals, such as bill payment, electronic top-up and native payments with digital currency at the point of sale.

.	Data analytics tools and services for the Telecommunications and Financial Services industries.

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2016 the Company had a working capital deficiency of $2,990,950 (December 31, 2015 - $2,622,672). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the following wholly owned subsidiaries:

.	Alternet Systems Inc. (“Alternet”)
.	AI Systems Group, Inc.
.	Tekvoice Communications, Inc.
.	Alternet Transactions Systems (“ATS”), Inc., a wholly owned subsidiary of Alternet (formerly a 51% owned subsidiary. See Note 5, Discontinued Operations)
.	Utiba Guatemala, S.A.
.	International Mobile Security, Inc. (“IMS”)
.	Megatecnica, S.A.
.	Alternet Financial Solutions, LLC (“AFS”)
.	Alternet Payment Solutions, LLC (“APS”)
.	OneMarket, Inc.

All significant intercompany transactions and account balances have been eliminated.

Reclassifications

Certain prior period balances have been reclassified to conform with current period presentation. Changes have not impacted net losses or loss per share information.

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

Digital Currency Transactions

The Company can enter into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $116,974 (December 31, 2015 – $114,763), net of $8,026 (December 31, 2015 - $10,237) of unrealized losses. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2016 and December 31, 2015 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. ASU No 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. ASU No 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-15 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-16 provides guidance on eight specific cash follow issues with the objective of reducing the existing diversity in practice. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

NOTE 3 - NOTES AND OTHER LOANS PAYABLE

Other Loans Payable

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. On January 21, 2016, the creditor elected to convert $15,000 of the outstanding balance into 2,500,000 shares of the Company’s common stock. As of June 30, 2016, the balance owing to this creditor was $54,424 (December 31, 2015 - $66,815) which includes $2,121 (December 31, 2015 - $14,335) of accrued interest.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of June 30, 2016, the balance owing to this creditor was $34,313 (December 31, 2015 - $33,005) which includes $8,073 (December 31, 2015 - $6,765) of accrued interest.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. On January 21, 2016, the creditor elected to convert $20,000 of the outstanding balance into 5,000,000 shares of the Company’s common stock. As of June 30, 2016, the balance owing to this creditor was $33,131 (December 31, 2015- $51,323) which includes $1,123 (December 31, 2015- $5,012) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. On January 25, 2015, this loan was renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal and the maturity being extended to July 6, 2015. All other terms remained the same. On August 10, 2015, the Company repaid the creditor $50,000 of which $13,677 was applied to principal and $36,323 was applied to outstanding interest. As of June 30, 2016, the balance owing to this creditor was $323,910 (December 31, 2015- $291,989) which includes $57,176 (December 31, 2015- $25,256) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 5, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $7,500 plus interest at 10% per annum on April 4, 2016. As of June 30, 2016, the balance owing to this creditor was $8,055 (December 31, 2015 - $7,681) which includes $555 (December 31, 2015 - $181) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On November 20, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $20,000 on May 18, 2016. As of June 30, 2016, the balance owing to this creditor was $21,227 (December 31, 2015 - $20,230) which includes $1,227 (December 31, 2015 - $230) of accrued interest.

NOTE 4 – CAPITAL STOCK

Common Stock

The Company is authorized to issue up to 500,000,000 shares of the Company’s common stock with a par value of $0.00001. During the six months ended June 30, 2016, the Company issued:

•	7,500,000 common shares valued at $103,750 for the settlement of $35,000 of debt (see Note 3); and
•	1,000,000 common shares valued at $8,800 for accounting services rendered.

As of June 30, 2016, the Company had $505,362 (December 31, 2015 - $505,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at June 30, 2016 or December 31, 2015, were not used to compute the total weighted average shares outstanding as at June 30, 2016 or December 31, 2015, respectively, and were not used in the basic net loss per share calculation.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Income (Loss) Per Share

For the three months ended June 30, 2016 and 2015, the Company had a weighted average of 116,372,647 and 107,247,919 common shares outstanding, respectively, resulting in basic and diluted net loss per common share from continuing operations of $(0.00) (June 30, 2015 - $(0.00)), basic and diluted net income per common share from discontinued operations of $0.00 (June 30, 2015 – $0.00), and basic and diluted net loss per common share of $(0.00) (June 30, 2014 - $(0.00)) .

For the six months ended June 30, 2016 and 2015, the Company had a weighted average of 114,097,921 and 104,498,006 common shares outstanding, respectively, resulting in basic and diluted net loss per common share from continuing operations of $(0.00) (June 30, 2015 - $(0.01)), basic and diluted net income per common share from discontinued operations of $0.00 (June 30, 2015 – $0.00), and basic and diluted net loss per common share of $(0.00) (June 30, 2014 - $(0.00)) .

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

As at June 30, 2016 and December 31, 2015, the Company had no outstanding stock options or restricted stock units.

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

During the year ended December 31, 2015, the Company wrote off $32,167 to discontinued operations for wages payable from ATS’s operations prior to the ATS Transaction which were determined not to be payable. Additionally, the Company settled its lawsuit with Utiba for $80,000 plus the release of all amounts payable to and from to Utiba for a total of $1,055,177.

As of June 30, 2016 and December 31, 2015, the associated liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below

	June 30,	December 31,
	2016	2015
	$	$
LIABILITIES
Accounts payable and accrued charges	125,835	123,574
CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	125,835	123,574

There is no discontinued operations effect on the statement of operations for the six month periods ended June 30, 2016 and 2015

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2016, a total of $1,120,841 (December 31, 2015 - $947,260) was payable to directors and officers of the Company, which was non-interest bearing and had no specific terms of repayment. Of the amount payable, $21,518 (December 31, 2015 - $21,840) was included in accounts payable for expense reimbursements, $1,108,709 (December 31, 2015 - $934,209) was included in wages payable for accrued fees and capitalized interest, and $(9,386) (December 31, 2015 - $(8,789)) was included in due from related parties.

During the six months ended June 30, 2016, the Company expensed a total of $174,500 (June 30, 2016 - $174,500) in consulting fees and salaries paid to directors and officers of the Company. The amounts incurred have been accrued and none has been paid in cash.

As of June 30, 2016, the Company owes a company with a director in common with the Company $2,368 (VEF 5,971,438) (December 31, 2015 - $6,753; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

NOTE 7 – OPERATING LEASES

The Company leased its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expired in March 2015 and was renewed at a monthly rate of $1,872 which expired on February 28, 2016. On February 29, 2016 the lease was further renewed for an additional year at a monthly rate of $1,944 and expired on February 28, 2017.

Lease expense totaled $11,377 and $11,016 during the six months ended June 30, 2016 and 2015, respectively.

The Company is required to make future minimum rental payments under the operating lease agreement of $17,568 during the 2016 fiscal year and $3,889 during the 2017 fiscal year.

NOTE 8 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Six months ended
	June 30,
	2016	2015
	$	$
Supplemental cash flow disclosures:
Interest paid	-	20,575
Cash paid for income taxes	-	-

Supplemental non-cash disclosures:
Shares obligated to be issued	-	32,776
Shares issued for convertible debt	-	379,903
Shares issued for services rendered	8,800	-
Shares issued for debt settlement	103,750	-

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

NOTE 10 – LAWSUIT

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its Chief Executive Officer. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of June 30, 2016, no provision for this claim has been made.

NOTE 11 – SUBSEQUENT EVENTS

Events occurring after June 30, 2016 were evaluated through the date this Interim Report was issued, in compliance with FASB ASC Topic 855 “Subsequent Events”, to ensure that any subsequent events that met the criteria for recognition and/or disclosure in this report have been included.

In July 2017, the Company completed a Share Exchange Agreement (“Agreement”) with Lithium IP Holdings Corporation (“LIP”) to acquire 100% of the outstanding LIP shares in exchange for the following share issuances to LIP’s sole shareholder (the “Exchange”):

(a)	issue 10,000,000 Series A preferred shares with a par value of $0.00001, and
(b)	issue 38,908,098 common shares of the Company with a par value of $0.00001 per share.

Upon completion of the Exchange, LIP’s sole shareholder acquired 25% of the Company’s common shares and 100% of the Company’s preferred shares.

Michael Viadero resigned as the Company’s Chief Financial Officer on November 30, 2016 and director on July 22, 2017.

Henryk Dabrowski resigned as both the Chief Executive Officer and director on July 22, 2017.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on June 30, 2016, particularly in the section entitled "Risk Factors”.

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

.	APS will develop and deploy, retail and consumer multichannel payment mechanisms
.

Modernization of the electronics point of sale legacy infrastructure expanding the useful life of the electronic point of sale, and including new payment functions in the terminals, such as bill payment, electronic top-up and native payments with digital currency at the point of sale.

.	Data analytics tools and services for the Telecommunications and Financial Services industries.

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

Payment Technologies – Rapidly expanding market

.	Legacy from multiple decades of infrastructure for credit card payments and Point-of-Sale (POS) terminals
.	Omni-channel payments will require a complete refresh of the legacy installed base
.	The only cost-effective, efficient solution is through software

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

Results of Operations:

Three and six months ended June 30, 2016 compared to three and six months ended June 30, 2015

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries.

Net Sales

For the three and six months ended June 30, 2016, the Company had net sales of $18,277 and $36,966, respectively, compared to no sales during the three and six months ended June 30, 2015. The current sales have been exclusively related to initial pilot projects within the Data Analytics solution.

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended June 30, 2016 and 2015 totaled $237,647 and $272,106, respectively. The table below details the major changes in administrative expenditures for the three months ended June 30, 2016 and 2015.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three months ended June 30, 2016 as Compared to three months ended June 30, 2015
Investor relations	Increase of $16,000	The current quarter included a charge for investor communications that had been incurred over several prior months.
Management and consulting	Decrease of $34,122

The comparative quarter included consulting fees for searching out new business ventures. During the current quarter, the company had a more focused plan and did not require as much consulting services.

Payroll	Decrease of $26,995	Decreased employees during the current quarter
Professional fees	Increase of $13,231	The current quarter included fees relating to payroll services provided in a prior quarter.

The operating and administrative expenses for the six months ended June 30, 2016 and 2015 totaled $416,431 and $531,946, respectively. The table below details the major changes in administrative expenditures for the six months ended June 30, 2016 and 2015.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Six months ended June 30, 2016 as Compared to six months ended June 30, 2015
Investor relations	Increase of $25,000	The current period included a charge for investor communications that had been incurred during the current period and prior year.
Management and consulting	Decrease of $89,258	The comparative period included consulting fees for searching out new business ventures. During the current period, the company had a more focused plan and did not require as much consulting services.
Payroll	Decrease of $51,554	Decreased employees during the current period

Interest and Other Expenses

The Company’s net interest expense decreased to $19,402 and $39,017 for the three months and six months ended June 30, 2016, respectively, as compared to $21,894 and $42,469 for the three and six months ended June 30, 2015, respectively. The decrease in interest during the current period was due to the decrease in loans outstanding during the period as a result of the settlement of notes amounting to $35,000 through the issuance of 7,500,000 common shares during the period.

Net Loss

For the three months ended June 30, 2016, the Company had a net loss from continuing operations of $(235,756) or $(0.00) per share and an overall net loss of $(235,756) or $(0.00) per share, a decrease of 19.49% and an increase of 113.02% respectively, when compared to the corresponding three months ended June 30, 2015 which had a net loss from continuing operations of $(292,841) or $(0.00) per share and an overall net loss of $(110,674) or $(0.00) per share.

For the six months ended June 30, 2016, the Company had a net loss from continuing operations of $(480,839) or $(0.00) per share and an overall net loss of $(480,839) or $(0.00) per share, a decrease of 16.43% and an increase of 22.28% respectively, when compared to the corresponding six months ended June 30, 2015 which had a net loss from continuing operations of $(575,379) or $(0.00) per share and an overall net loss of $(393,212) or $(0.00) per share.

The increased losses were mostly attributable to the Company recording the sale of ATS’s Assets in the comparative period.

Liquidity and Capital Resources

As of June 30, 2016, the Company had $1,271 (December 31, 2015 - $78,780) cash in the bank and had a working capital deficiency of $2,990,950 (December 31, 2015 - $2,622,672).

Accounts payable were $874,306 at June 30, 2016 compared to accounts payable of $746,508 at December 31, 2015. As at June 30, 2016, the Company’s current liabilities were $3,129,995, an increase of $306,780 from the current liabilities of $2,823,215 at December 31, 2015.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, whereby revenue is recognized when persuasive evidence of an arrangement exists, the related services have been provided, the price is fixed and determinable and collectability is reasonably assured. The Company currently generates its revenues from providing data analytics solutions.

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $116,974 (December 31, 2015 - $114,763), net of $8,026 (December 31, 2015 - $10,237) of unrealized losses, as of December 31, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At June 30, 2016 and December 31, 2015 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. ASU No 2016-07 eliminates the requirement to retroactively adopt the equity method when a change in ownership occurs. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016. ASU No 2016-09 involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. ASU No 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-15 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2016-16 provides guidance on eight specific cash follow issues with the objective of reducing the existing diversity in practice. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. ASU No 2017-09 provides clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In conducting his evaluation, our officers determined that there may be material weaknesses in our internal controls over financial reporting. Specifically, the following deficiency is are noted:

.	We do not have an Audit Committee. Although we are not legally required to have one, this means that we do not have entity control over our financial statements.
.	We do not have any independent (or outside) board members. To provide arm’s-length oversight and comply with regulations, it is critical that

As of June 30, 2016, the Company’s Board of Directors does not include an outside director. The Company has identifying potential outside directors and is discussing the position with the candidates.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2016, changes in our internal controls over financial reporting consisted in ensuring timely follow-up on pending receipt of invoices from third party providers, primarily those based overseas. While such occurrences are limited, the change to internal controls ensure proper timing of recording expenses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, management is not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving the Company, its properties or its products.

In January 2014, the Company received notice of a default judgment in the amount of $39,000 plus interest entered by the State of New York related to an unpaid service agreement entered into on February 11, 2009. The Company has filed a motion to vacate the foreign judgment or in the alternative stay the enforcement. The Company, until receipt of such notice, was unaware of any such demand. No prior notice had been served to the Company or its Chief Executive Officer. On March 23, 2015, the Supreme Court of the State of New York vacated and set aside the default judgments. As of September 30, 2016, no provision for this claim has been made.

Item 2. Unregistered Sales of Equity and Use of Proceeds

During the six months ended June 30, 2016, the Company:

.	issued 7,500,000 common shares valued at $103,750 for the settlement of $35,000 of debt (see Note 3).
.	issued 1,000,000 common shares valued at $8,800 for accounting services rendered.

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

ALTERNET SYSTEMS INC.

By:/s/Henryk Dabrowski
Henryk Dabrowski, President
(Principal Executive Officer)
October 24, 2017

By:/s/ Henryk Dabrowski
Henryk Dabrowski, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
October 24, 2017