Form 10-Q
period 2017-09-30
ALTERNET SYSTEMS INC
filed 2017-10-25
CIK 1126003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number000-31909

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
116,724,295 as of October 24, 2017

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
ASSETS

Current Assets
Cash	1,227	78,780
Accounts receivable, net	5,000	5,000
Due from related parties	8,485	-
Investment in digital currency	117,004	114,763
Deposits and other assets	3,875	2,000
Total current assets	135,591	200,543

TOTAL ASSETS	135,591	200,543

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued charges	906,239	746,508
Wages payable	1,569,957	1,308,207
Accrued payroll taxes	168,753	168,753
Other loans payable, net of beneficial conversion feature	498,010	474,377
Due to related parties	-	1,796
Current liabilities of discontinued operations	125,492	123,574
Total current liabilities	3,268,451	2,823,215

Stockholders' (deficit)
Capital stock
Authorized: 500,000,000 common stock with a par value of $0.00001 and 10,000,000 preferred stock with a par value of $0.00001 Issued and outstanding: 115,724,295 common stock (2015 - 108,224,295)	1,167	1,083
Additional paid-in capital	15,463,929	15,351,463
Private placement subscriptions	505,362	505,362
Share subscription receivable	(375,000)	(375,000)
Accumulated other comprehensive income	(2,031)	(2,000)
Accumulated deficit	(18,726,287)	(18,103,580)
	(3,132,860)	(2,622,672)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	135,591	200,543

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$

REVENUE	15,000	-	51,966	-

OPERATING EXPENSES
Investor relations	-	10,000	45,000	30,000
Management and consulting	105,250	146,000	342,593	472,601
Office and general	9,579	12,010	30,291	35,462
Payroll	-	25,800	5,655	83,009
Professional fees	14,462	16,195	91,805	90,285
Rent	2,446	7,107	16,815	21,090
Travel	2,792	5,329	22,501	21,940
	134,529	222,441	554,660	754,387

NET LOSS BEFORE OTHER ITEMS	(119,529)	(222,441)	(502,694)	(754,387)

OTHER ITEMS
Interest expense, net	(19,615)	(22,069)	(58,632)	(64,538)
Gain on foreign exchange	2,067	28,099	5,128	28,389
Unrealized gain (loss) on investment	30	(1,132)	2,241	(2,386)
(Loss) on debt settlement	-	-	(68,750)	-
	(17,518)	4,898	(120,013)	(38,535)

NET LOSS FROM CONTINUING OPERATIONS	(137,047)	(217,543)	(622,707)	(792,922)

DISCONTINUED OPERATIONS	-	150,000	-	332,167

TOTAL NET LOSS	(137,047)	(67,543)	(622,707)	(460,755)

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2016	2015
	$	$
OPERATING ACTIVITIES
Net loss	(622,707)	(460,755)
Add items not affecting cash
Interest accrued	58,633	64,534
Shares for services	8,800	70,276
Unrealized (gain) loss on investments	(2,241)	2,386
Unrealized foreign exchange (gain)	(3,744)	(27,639)
Loss on debt settlement	68,750	-
Changes in non-cash working capital:
Deposits and other assets	(1,875)	3,125
Accounts payable and accrued charges	161,004	9,381
Deferred gain on sale	-	(300,000)
Wages payable	261,750	342,066
Accrued payroll taxes	-	(12,776)
Due to related parties	(5,892)	(9,597)
Net cash provided by (used in) operating activities	(77,522)	(318,999)

INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

FINANCING ACTIVITIES
Proceeds from loans payable	-	145,583
Payments on loans payable	-	(200,000)
Net cash (used in) financing activities	-	(54,417)

EFFECT OF EXCHANGE RATES ON CASH	(31)	35

CASH FLOWS FROM CONTINUING OPERATIONS	(77,553)	(373,381)
CASH FLOWS FROM DISCONTINUED OPERATIONS	-	300,000
NET (DECREASE) IN CASH DURING THE PERIOD	(77,553)	(73,381)

CASH, BEGINNING OF PERIOD	78,780	74,907

CASH, END OF PERIOD	1,227	1,526

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNET SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

These condensed consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2016 the Company had a working capital deficiency of $3,132,860 (December 31, 2015 - $2,622,672). The Company’s continued operations are dependent on the successful implementation of its business plan, its ability to obtain additional financing as needed, continued support from creditors, settling its outstanding debts, and ultimately attaining profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Digital Currency Transactions

The Company can enter into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $117,004 (December 31, 2015 – $114,763), net of $7,996 (December 31, 2015 - $10,237) of unrealized losses. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At September 30, 2016 and December 31, 2015 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

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

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. ASU No 2016-13 provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. Management does not anticipate that this accounting pronouncement will have any material future effect on our consolidated financial statements.

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

NOTE 3 - NOTES AND OTHER LOANS PAYABLE

Other Loans Payable

On October 10, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $50,000 plus interest at 10% per annum on April 8, 2013. On April 9, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $52,479 under the previous promissory note and extended the maturity date to October 6, 2013. The note was not repaid by October 6, 2013 and continues to accrue interest at the rate of 10% per annum. On January 21, 2016, the creditor elected to convert $15,000 of the outstanding balance into 2,500,000 shares of the Company’s common stock. As of September 30, 2016, the balance owing to this creditor was $55,742 (December 31, 2015 - $66,815) which includes $3,439 (December 31, 2015 - $14,335) of accrued interest.

On December 5, 2012, the Company signed a promissory note whereby the Company agreed to repay a creditor $25,000 plus interest at 10% per annum on June 3, 2013. On June 3, 2013, the Company signed a new promissory note with the creditor which capitalized the unpaid principal and interest of $26,240 under the previous promissory note and extended the maturity date to December 1, 2013. The note was not repaid by December 1, 2013 and continues to accrue interest at the rate of 10% per annum. As of September 30, 2016, the balance owing to this creditor was $34,974 (December 31, 2015 - $33,005) which includes $8,735 (December 31, 2015 - $6,765) of accrued interest.

On February 8, 2013, the Company signed a promissory note whereby the Company agreed to repay a creditor $100,000 plus interest at 10% per annum on August 7, 2013. This loan was not repaid on its maturity and has since been renewed several times with the unpaid principal and interest being capitalized to the loan balance on each renewal. All other terms remained the same. The loan matures on February 4, 2015. On December 2, 2014, the Company paid the creditor $72,907 of which $9,055 was applied to the accrued interest and $63,852 was applied to the principal outstanding. On January 21, 2016, the creditor elected to convert $20,000 of the outstanding balance into 5,000,000 shares of the Company’s common stock. As of September 30, 2016, the balance owing to this creditor was $33,938 (December 31, 2015- $51,323) which includes $1,929 (December 31, 2015- $5,012) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On July 24, 2014, the Company signed a promissory note whereby the Company agreed to repay a creditor $250,000 plus interest at 24% per annum on January 24, 2015. On January 25, 2015, this loan was renewed with the unpaid principal and interest of $280,411 being capitalized to the loan balance on renewal and the maturity being extended to July 6, 2015. All other terms remained the same. On August 10, 2015, the Company repaid the creditor $50,000 of which $13,677 was applied to principal and $36,323 was applied to outstanding interest. As of September 30, 2016, the balance owing to this creditor was $340,045 (December 31, 2015- $291,989) which includes $73,312 (December 31, 2015- $25,256) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On October 5, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $7,500 plus interest at 10% per annum on April 4, 2016. As of September 30, 2016, the balance owing to this creditor was $8,244 (December 31, 2015 - $7,681) which includes $744 (December 31, 2015 - $181) of accrued interest. The note is past due and continues to accrue interest at the rate of 10% per annum.

On November 20, 2015, the Company signed a promissory note whereby the Company agreed to repay a creditor $20,000 on May 18, 2016. As of September 30, 2016, the balance owing to this creditor was $21,732 (December 31, 2015 - $20,230) which includes $1,732 (December 31, 2015 - $230) of accrued interest.

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

As of September 30, 2016, the Company had $505,362 (December 31, 2015 - $505,362) in private placement subscriptions which are reported as private placement subscriptions within stockholders’ deficit.

The shares which were not issued as at September 30, 2016 or December 31, 2015, were not used to compute the total weighted average shares outstanding as at September 30, 2016 or December 31, 2015, respectively, and were not used in the basic net loss per share calculation.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of the Company’s preferred stock with a par value of $0.00001.

Income (Loss) Per Share

For the three months ended September 30, 2016 and 2015, the Company had a weighted average of 116,724,295 and 109,413,573 common shares outstanding, respectively, resulting in basic and diluted net loss per common share from continuing operations of $(0.00) (September 30, 2015 - $(0.00)), basic and diluted net income per common share from discontinued operations of $0.00 (September 30, 2015 – $0.00), and basic and diluted net loss per common share of $(0.00) (September 30, 2015 - $(0.00)) .

For the nine months ended September 30, 2016 and 2015, the Company had a weighted average of 114,979,769 and 105,753,751 common shares outstanding, respectively, resulting in basic and diluted net loss per common share from continuing operations of $(0.01) (September 30, 2015 - $(0.01)), basic and diluted net income per common share from discontinued operations of $0.00 (September 30, 2015 – $0.00), and basic and diluted net loss per common share of $(0.01) (September 30, 2015 - $(0.00)) .

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

As at September 30, 2016 and December 31, 2015, the Company had no outstanding stock options or restricted stock units.

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

As of September 30, 2016 and December 31, 2015, the associated liabilities of the consolidated ATS business have been classified as discontinued operations and are presented below

	September 30,	December 31,
	2016	2015
	$	$
LIABILITIES
Accounts payable and accrued charges	125,492	123,574
CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	125,492	123,574

There is no discontinued operations effect on the statement of operations for the nine month periods ended September 30, 2016 and 2015

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2016, a total of $1,208,091 (December 31, 2015 - $947,260) was payable to directors and officers of the Company, which was non-interest bearing and had no specific terms of repayment. Of the amount payable, $21,518 (December 31, 2015 - $21,840) was included in accounts payable for expense reimbursements, $1,195,959 (December 31, 2015 - $934,209) was included in wages payable for accrued fees and capitalized interest, and $(9,386) (December 31, 2015 - $(8,789)) was included in due from related parties.

During the nine months ended September 30, 2016, the Company expensed a total of $261,750 (September 30, 2016 - $261,750) in consulting fees and salaries paid to directors and officers of the Company. The amounts incurred have been accrued and none has been paid in cash.

As of September 30, 2016, the Company owes a company with a director in common with the Company $1,546 (VEF 5,971,438) (December 31, 2015 - $6,753; VEF 5,971,438) which is non-interest bearing, has no specific terms of repayment, and is included in due to related parties.

NOTE 7 – OPERATING LEASES

The Company leased its office facilities under a one-year lease agreement with a monthly cost of $1,800. The lease expired in March 2015 and was renewed at a monthly rate of $1,872 which expired on February 28, 2016. On February 29, 2016 the lease was further renewed for an additional year at a monthly rate of $1,944 and expires on February 28, 2017. In July 2016, the Company was evicted from their office space.

Lease expense totaled $13,321 and $16,632 during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 8 – SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

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

Michael Viadero resigned as the Company’s Chief Financial Officer on November 30, 2016 and director on July 22, 2017.

Henryk Dabrowski resigned as both the Chief Executive Officer and director on July 22, 2017.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on September 30, 2016, particularly in the section entitled "Risk Factors”.

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

Results of Operations:

Three and nine months ended September 30, 2016 compared to three and nine months ended September 30, 2015

The Company’s results, on a consolidated basis, reflect its own results consolidated with its subsidiaries. For the remainder of this part, the term “Company” refers to both the Company and its wholly owned subsidiaries.

Net Sales

For the three and nine months ended September 30, 2016, the Company had net sales of $15,000 and $51,966, respectively, compared to no sales during the three and nine months ended September 30, 2015. The current sales have been exclusively related to initial pilot projects within the Data Analytics solution.

Selling, General and Administrative Expenses

The operating and administrative expenses for the three months ended September 30, 2016 and 2015 totaled $134,529 and $222,441, respectively. The table below details the major changes in administrative expenditures for the three months ended September 30, 2016 and 2015.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Three months ended September 30, 2016 as Compared to three months ended September 30, 2015
Investor relations	Decrease of $10,000	Decreased need for communication with investors due to the decrease in corporate activity.
Management and consulting	Decrease of $40,750

The comparative quarter included consulting fees for searching out new business ventures. During the current quarter, the company had a more focused plan and did not require as much consulting services.

Payroll	Decrease of $25,800	Decreased employees during the current quarter

The operating and administrative expenses for the nine months ended September 30, 2016 and 2015 totaled $554,660 and $754,387, respectively. The table below details the major changes in administrative expenditures for the nine months ended September 30, 2016 and 2015.

Expenses	Increase / Decrease in Expenses	Explanation for Change – Nine months ended September 30, 2016 as Compared to Nine months ended September 30, 2015
Investor relations	Increase of $15,000	The current period included a charge for investor communications that had been incurred during the current period and prior year.
Management and consulting	Decrease of $130,008	The comparative period included consulting fees for searching out new business ventures. During the current period, the company had a more focused plan and did not require as much consulting services.
Payroll	Decrease of $77,354	Decreased employees during the current period

Interest and Other Expenses

The Company’s net interest expense decreased to $19,615 and $58,632 for the three months and nine months ended September 30, 2016, respectively, as compared to $22,069 and $64,538 for the three and nine months ended September 30, 2015, respectively. The decrease in interest during the current period was due to the decrease in loans outstanding during the period as a result of the settlement of notes amounting to $35,000 through the issuance of 7,500,000 common shares during the period.

Net Loss

For the three months ended September 30, 2016, the Company had a net loss from continuing operations of $(137,047) or $(0.00) per share and an overall net loss of $(137,047) or $(0.00) per share, a decrease of 37.00% and an increase of 102.90% respectively, when compared to the corresponding three months ended September 30, 2015 which had a net loss from continuing operations of $(217,543) or $(0.00) per share and an overall net loss of $(67,543) or $(0.00) per share.

For the nine months ended September 30, 2016, the Company had a net loss from continuing operations of $(622,707) or $(0.01) per share and an overall net loss of $(622,707) or $(0.01) per share, a decrease of 21.47% and an increase of 35.15% respectively, when compared to the corresponding nine months ended September 30, 2015 which had a net loss from continuing operations of $(792,922) or $(0.01) per share and an overall net loss of $(460,755) or $(0.00) per share.

The increased losses were mostly attributable to the Company recording the sale of ATS’s Assets in the comparative period.

Liquidity and Capital Resources

As of September 30, 2016, the Company had $1,227 (December 31, 2015 - $78,780) cash in the bank. At September 30, 2016, the Company had a working capital deficiency of $3,132,860 (December 31, 2015 - $2,622,672).

Accounts payable were $906,239 at September 30, 2016 compared to accounts payable of $746,508 at December 31, 2015. As at September 30, 2016, the Company’s current liabilities were $3,268,451, an increase of $445,236 from the current liabilities of $2,823,215 at December 31, 2015.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, whereby revenue is recognized when persuasive evidence of an arrangement exists, the related services have been provided, the price is fixed and determinable and collectability is reasonably assured. The Company currently generates its revenues from providing data analytics solutions...

Digital Currency Transactions

The Company enters into transactions that are denominated in digital currency (Ven). These transactions result in digital currency denominated assets and liabilities that are revalued periodically. Upon revaluation, transaction gains and losses are generated and are reported as unrealized gains and losses in other items in the Consolidated Statements of Operations. The Company determines fair value as of the balance sheet date based on Level 1 inputs which consist of quoted prices in active markets. The value of the Company’s digital currency is $117,004 (December 31, 2015 - $114,763), net of $7,996 (December 31, 2015 - $10,237) of unrealized losses, as of December 31, 2015. Due to the uncertainty regarding the current and future accounting treatment and tax, legal and regulatory requirements relating to digital currencies or transactions utilizing digital currencies, such accounting, legal, regulatory and tax developments or other requirements may adversely affect us.

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

At September 30, 2016 and December 31, 2015 the Company had no warrants or options outstanding to consider in the income (loss) per share calculations.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our president (also principal executive officer) and our chief financial officer (also our principal financial officer), of the effectiveness of the design operation of our disclosure controls and procedures. In conducting his evaluation, our officers determined that there may be material weaknesses in our internal controls over financial reporting. Specifically, the following deficiency is are noted:

.	We do not have an Audit Committee. Although we are not legally required to have one, this means that we do not have entity control over our financial statements.
.	We do not have any independent (or outside) board members. To provide arm’s-length oversight and comply with regulations, it is critical that

As of September 30, 2016, the Company’s Board of Directors does not include an outside director. The Company has identifying potential outside directors and is discussing the position with the candidates.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016, changes in our internal controls over financial reporting consisted in ensuring timely follow-up on pending receipt of invoices from third party providers, primarily those based overseas. While such occurrences are limited, the change to internal controls ensure proper timing of recording expenses.

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

During the nine months ended September 30, 2016, the Company:

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